Form 10QSB
period 2000-01-31
IMAGINENET CORP
filed 2000-03-14
CIK 1080495

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     SECURITIES OF THE EXCHANGE ACT OF 1934

For the quarter ended January 31, 2000
Commission file no.   0-28907

                                ImagineNet Corp.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Nevada                                                65-0878035
-----------------------------------                      ---------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                               Identification No.)

222 Lakeview Ave., # 160-142
West Palm Beach, FL 33401                                     33401
-----------------------------------                      ---------------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number:  (561) 832-5696

Securities to be registered under Section 12(b) of the Act:

     Title of each class                          Name of each exchange
                                                  on which registered

         None                                            None
--------------------------                       -----------------------------

Securities to be registered under Section 12(g) of the Act:

                    Common Stock, $.0001 par value per share
            --------------------------------------------------------
                                (Title of class)

     Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes     X        No
                         ---             ---

         As of January 31, 2000, there are 7,240,000 shares of voting stock of the registrant issued and outstanding.


                                     PART I

Item 1. Financial Statements




                          INDEX TO FINANCIAL STATEMENTS





Balance Sheet.................................................F-2

Statements of Operations......................................F-3

Statements of Changes in Stockholders' Equity.................F-4

Statements of Cash Flows......................................F-5

Notes to Financial Statement..................................F-6

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                                  Balance Sheet




                                                             January 31, 2000    October 31, 1999
                                                               (unaudited)
                                                           -------------------- ------------------
                               ASSETS
CURRENT ASSETS
  Cash                                                     $            39,450  $          49,696
                                                           -------------------- ------------------

          Total current assets                                          39,450             49,696
                                                           -------------------- ------------------

Total Assets                                               $            39,450  $          49,696
                                                           ==================== ==================

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable
     Trade                                                                   0  $           4,812
     Related party                                                           0              2,764
                                                           -------------------- ------------------

          Total current liabilities                                          0              7,576
                                                           -------------------- ------------------

Total Liabilities                                          $                 0  $           7,576
                                                           -------------------- ------------------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value, authorized 10,000,000
     shares, 0 issued and  outstanding                                       0                  0
  Common stock, $0.001 par value, authorized 50,000,000
     shares; 7,240,000 issued and outstanding                            7,240              7,240
  Additional paid-in capital                                            48,760             48,760
  Deficit accumulated during the development stage                      (16,550)          (13,880)
                                                           -------------------- ------------------

          Total stockholders' equity                                    39,450             42,120
                                                           -------------------- ------------------

Total Liabilities and  Stockholders' Equity                $            39,450  $          49,696
                                                           ==================== ==================












     The accompanying notes are an integral part of the financial statements

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                             Statement of Operations
                                   (Unaudited)



                                                                From November 24,     From November 24,
                                              For the Three      1998 (Inception)     1998 (Inception)
                                              Months Ended           Through               Through
                                            January 31, 2000     January 31, 1999      January 31, 2000
                                           ------------------- -------------------- ---------------------
Revenues                                   $                0  $                 0  $                  0
                                           ------------------- -------------------- ---------------------

General and administrative expenses                        85                   89                   389
Accounting fees                                         1,350                    0                 6,161
Legal fees - related party                              1,235                    0                 4,000
Services - related party                                    0                    0                 6,000
                                           ------------------- -------------------- ---------------------

   Total expenses                                       2,670                   89                16,550
                                           ------------------- -------------------- ---------------------

Net loss                                   $           (2,670) $               (89) $            (16,550)
                                           =================== ==================== =====================

Loss per weighted average common share     $            (.001) $             (.001)                (.002)
                                           =================== ==================== =====================

Number of weighted average common shares            7,240,000            6,269,706             6,984,664
                                           =================== ==================== =====================







     The accompanying notes are an integral part of the financial statements

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                             Statement of Changes in
                    Stockholders' Equity Period from November
                  24, 1998 (Inception) through January 31, 2000





                                                                                            Deficit
                                                                                          Accumulated
                                                                          Additional       During the         Total
                                           Number of         Common         Paid-In       Development     Stockholders'
                                             Shares          Stock          Capital          Stage           Equity
                                        ---------------- -------------- --------------- ---------------- ---------------
BEGINNING BALANCE,
November 24, 1998 (Inception)                          0 $            0 $             0 $              0 $            0

 11/98 - founders' shares ($0.001/sh.)         6,000,000          6,000               0                0          6,000
 11/98 - cash ($0.01/sh.)                         40,000             40             360                0            400
 12/98 - cash ($0.01/sh.)                        260,000            260           2,340                0          2,600
  4/99 - cash ($0.05/sh.)                        940,000            940          46,060                0         47,000

Net loss                                               0              0               0          (13,880)       (13,880)
                                        ---------------- -------------- --------------- ---------------- ---------------

BALANCE, October 31, 1999                      7,240,000          7,240          48,760          (13,880)        42,120

Net loss                                               0              0               0           (2,670)        (2,670)
                                        ---------------- -------------- --------------- ---------------- ---------------

BALANCE, January 31, 2000 (unaudited)          7,240,000 $        7,240 $        48,760 $        (16,550)$       39,450
                                        ================ ============== =============== ================ ===============











     The accompanying notes are an integral part of the financial statements

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                                   (Unaudited)



                                                                                       From                    From
                                                                                   November 24,            November 24,
                                                          For the Three          1998 (Inception)        1998 (Inception)
                                                           Months Ended              Through                 Through
                                                         January 31, 2000        January 31, 1999        January 31, 2000
                                                       --------------------    --------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $            (2,670)    $               (89)    $           (16,550)
Adjustments to reconcile net loss to net cash used
    by operating activities:
        Stock issued for services                                        0                      0                    6,000
Changes in operating assets and liabilities
        Increase in accounts payable - trade                        (4,812)                     0                        0
        Increase in accounts payable - related party                (2,764)                     0                        0
                                                       --------------------    --------------------    --------------------

Net cash used by operating activities                              (10,246)                   (89)                 (10,550)
                                                       --------------------    --------------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                   0                  3,000                   50,000
                                                       --------------------    --------------------    --------------------

Net cash provided by financing activities                                0                  3,000                   50,000
                                                       --------------------    --------------------    --------------------

Net increase in cash                                               (10,246)                 2,911                  (39,450)
                                                       --------------------    --------------------    --------------------

CASH, beginning of period                                           49,696                      0                        0
                                                       --------------------    --------------------    --------------------
CASH, end of period                                    $            39,450    $             2,911      $            39,450
                                                       ====================    ====================    ====================



     The accompanying notes are an integral part of the financial statements

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                                   (Unaudited)


(1) The Company ImagineNet Corp. (the Company) is a Nevada chartered development stage corporation which conducts business from its headquarters in West Palm Beach, Florida. The Company was incorporated on November 24, 1998.

         The Company has not yet engaged in its expected operations. The Company's future operations include plans to sell and distribute musical and related instruments and devices via the Internet. Current activities include raising additional capital and negotiating with potential key personnel and facilities. There is no assurance that any benefit will result from such activities. The Company will not receive any operating revenues until the commencement of operations, but will nevertheless continue to incur expenses until then.

         The following summarize the more significant accounting and reporting policies and practices of the Company:

         a) Use of estimates The financial statements have been prepared in conformity with generally accepted accounting principles. The financial statements for the three months ended January 31, 2000 and November 24, 1998 (inception) through January 31, 1999 include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the year then ended. Actual results may differ significantly from those estimates.

         b) Start-Up costs Costs of start-up activities, including organization costs, are expensed as incurred, in accordance with Statement of Position (SOP) 98-5.

         c) Net loss per share Basic loss per weighted average common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

         d) Stock compensation for services rendered The Company issues shares of common stock in exchange for services rendered. The costs of the services are valued according to generally accepted accounting principles and have been charged to operations.

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.001 par value common stock, and 10,000,000 shares of $0.001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 7,240,000 shares of common stock issued and outstanding at January 31, 2000. The Company had issued none of its shares of preferred stock at January 31, 2000. On November 24, 1998, the Company issued 6,000,000 shares of common stock to its founder and President for services rendered in connection with the organization of the Company. During the period ended April 1999, the Company issued 1,240,000 shares of common stock for $50,000 in cash.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $16,550 expiring at October 31, 2020. The amount recorded as deferred tax asset as of January 31, 2000 is approximately $2,300, which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                                   (Unaudited)


(4) Related Parties See Note (2) for shares issued for services.

         During the period ended October 31, 1999, a shareholder and general counsel for the Company performed legal services in the amount of $2,764 on behalf of the Company. This amount was paid in the first quarter of fiscal 2000.

(5) Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $16,550 accumulated from November 24, 1998 (Inception) through January 31, 2000. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

         Since its inception, the Company has conducted minimal business operations except for organizational and capital raising activities. For the period from inception (November 24, 1998) through January 31, 2000, the Company had no revenue from operations and accumulated operating expenses amounted to $16,550. The Company proposes to aggressively compete in the musical and related instruments and devices via the internet for sale to the general public.

         If the Company is unable to generate sufficient revenue from operations to implement its plans, management intends to explore all available alternatives for debt and/or equity financing, including but not limited to private and public securities offerings. Accordingly, management expects that it will be necessary for IMAG to raise additional funds in the event that the Company is unable to generate any revenue from operations and if only a minimal level of revenue is generated in accordance with management's expectations.

          Mr. Ragsdale, at least initially, will be solely responsible for developing IMAG's business. However, at such time, if ever, as sufficient operating capital becomes available, he expects to employ additional staffing. In addition, the Company expects to continuously engage in market research in order to monitor new market trends and other critical information deemed relevant to IMAG's business.

Financial Condition, Capital Resources and Liquidity

         At January 31,2000, the Company had assets totaling $39,450 and liabilities of $0 attributable to accrued legal expenses, organization expenses and professional fees. Since the Company's inception, it has received $50,000 in cash contributed as consideration for the issuance of shares of Common Stock.

         IMAG's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities. The Company, at inception, issued 6,000,000 shares of the Company's Common Stock to Mr. Ragsdale, the sole executive officer and director of IMAG, as founders shares. From October through December, 1998 IMAG received gross proceeds of $50,000 from the sale of a total of 1,240,000 shares of common stock, $.01 per value per share (the "Common Stock"), in an offering conducted pursuant to Section 3(b) of the Act, as amended (the "Act"), and Rule 504 of Regulation D promulgated thereunder ("Rule 504"). These offerings were made in the State of Georgia and Florida. Even though management believes, without assurance, that it will obtain sufficient capital with which to implement its business plan on a limited scale, the Company is not expected to continue in operation without an infusion of capital. In order to obtain additional equity financing, management may be required to dilute the interest of existing shareholders or forego a substantial interest of its revenues, if any.

         The Company has no potential capital resources from any outside sources at the current time. In its initial phase, the Company will operate out of the facility provided by Mr. Ragsdale. In the event the Company requires additional capital during this phase, Mr. Ragsdale has committed to fund the operation until such time as additional capital is available.

         The ability of the Company to continue as a going concern is dependent upon its ability to obtain a sufficiently large and profitable client base to purchase its products.

         To implement such plan, also during this initial phase, the Company intends to initiate a self- directed private placement under Rule 506 in order to raise an additional $100,000. In the event such placement is successful, the Company believes that it will have sufficient operating capital to meet the initial expansion goals and operating costs for a period of one (1) year.

 Net Operating Losses

         The Company has net operating loss carry-forwards of $16,550 expiring at October 31, 2020. The company has a $2,300 deferred tax asset resulting from the loss carry-forwards, for which it has established a 100% valuation allowance. Until the Company's current operations begin to produce earnings, it is unclear as to the ability of the Company to utilize such carry-forwards.

Forward-Looking Statements

         This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

PART II

Item 1.           Legal Proceedings.

         The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 2. Changes in Securities and Use of Proceeds

         None

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the quarter ending January 31, 2000, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:


Exhibit No.    Description
-----------    -------------------------------------
3(i).1         Articles of Incorporation of ImagineNet Corp.
               (filed November 24, 1998)

3(ii).1           Bylaws

27.1              Financial Data Schedule
----------------
(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.

*        Filed herewith

     (b) No Reports on Form 8-K were filed during the quarter ended January 31, 2000

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         ImagineNet Corp.
                         (Registrant)



Date: March 14, 2000     By:/s/ William H.  Ragsdale
                         -------------------------------
                         William H. Ragsdale, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date              Signature                            Title
----              ---------                            -----

March 14, 2000    By: /s/ William H.  Ragsdale
                  -----------------------------
                  William H. Ragsdale                  President and Director