Form 10QSB
period 2000-07-31
IMAGINENET CORP
filed 2000-09-19
CIK 1080495

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     SECURITIES OF THE EXCHANGE ACT OF 1934

For the quarter ended: July 31, 2000
Commission file no.: 000-28907

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

     As of July 31, 2000, there are 7,240,000 shares of voting stock of the registrant issued and outstanding.


                                     PART I

Item 1.           Financial Statements


INDEX TO FINANCIAL STATEMENTS




Balance Sheet...........................................................F-2

Statements of Operations................................................F-3

Statements of Stockholders' Equity......................................F-4

Statements of Cash Flows................................................F-5

Notes to Financial Statement............................................F-6

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                                  Balance Sheet




                                                                          October 31, 1999       July 31, 2000
                                                                        -------------------- ----------------------
                                                                                                  (unaudited)
                                 ASSETS
CURRENT ASSETS
  Cash                                                                  $             49,696 $               37,950
                                                                        -------------------- ----------------------

          Total current assets                                                        49,696                 37,950
                                                                        -------------------- ----------------------

Total Assets                                                            $             49,696 $               37,950
                                                                        ==================== ======================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable
     Trade                                                              $              4,812 $                    0
     Related party                                                                     2,764                      0
                                                                        -------------------- ----------------------

          Total current liabilities                                                    7,576                      0
                                                                        -------------------- ----------------------

Total Liabilities                                                                      7,576                      0
                                                                        -------------------- ----------------------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value, authorized 10,000,000 shares;
      0 issued and outstanding                                                             0                      0
  Common stock, $0.001 par value, authorized 50,000,000 shares;
      7,240,000 issued and outstanding                                                 7,240                  7,240
  Additional paid-in capital                                                          48,760                 48,760
  Deficit accumulated during the development stage                                   (13,880)               (18,050)
                                                                        -------------------- ----------------------

          Total stockholders' equity                                                  42,120                 37,950
                                                                        -------------------- ----------------------

Total Liabilities and  Stockholders' Equity                             $             49,696 $               37,950
                                                                        ==================== ======================













     The accompanying notes are an integral part of the financial statements

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)



                                                                            From November       From November 24,
                                                        For the Nine             24,            1998 (Inception)
                                                        Months Ended       1998 (Inception)          Through
                                                        July 31, 2000          Through            July 31, 2000
                                                                            July 31, 1999
                                                     ------------------- -------------------- ---------------------
Revenues                                             $                 0 $                  0 $                   0
                                                     ------------------- -------------------- ---------------------

General and administrative expenses                                2,935                4,589                 8,050
Legal fees - related party                                         1,235                2,000                 4,000
Services - related party                                               0                6,000                 6,000
                                                     ------------------- -------------------- ---------------------

   Total expenses                                                  4,170               12,589                18,050
                                                     ------------------- -------------------- ---------------------

Net loss                                             $            (4,170)$            (12,589)$             (18,050)
                                                     =================== ==================== =====================

Loss per weighted average common share               $            (0.001)$             (0.002)
                                                     =================== ====================

Number of weighted average common shares
outstanding                                                    7,240,000            6,733,414
                                                     =================== ====================












     The accompanying notes are an integral part of the financial statements

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                       Statements of Stockholders' Equity




                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                  Additional       During the         Total
                                                    Number of        Common         Paid-In       Development     Stockholders'
                                                      Shares         Stock          Capital          Stage           Equity
                                                  -------------- -------------- --------------- ---------------- ---------------
BEGINNING BALANCE, November 24, 1998                           0 $            0 $             0 $              0 $             0

 11/98 - founders' shares ($0.001/sh.)                 6,000,000          6,000               0                0           6,000
 11/98 - cash ($0.01/sh.)                                 40,000             40             360                0             400
 12/98 - cash ($0.01/sh.)                                260,000            260           2,340                0           2,600
  4/99 - cash ($0.05/sh.)                                940,000            940          46,060                0          47,000

Net loss                                                       0              0               0          (13,880)        (13,880)
                                                  -------------- -------------- --------------- ---------------- ---------------

BALANCE, October 31, 1999                              7,240,000          7,240          48,760          (13,880)         42,120

Net loss                                                       0              0               0           (4,170)         (4,170)
                                                  -------------- -------------- --------------- ---------------- ---------------

ENDING BALANCE, July 31, 2000 (unaudited)              7,240,000 $        7,240 $        48,760 $        (18,050)$        37,950
                                                  ============== ============== =============== ================ ===============










     The accompanying notes are an integral part of the financial statements

                                 ImagineNet Corp
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                                   (Unaudited)



                                                                                          From                    From
                                                                                      November 24,            November 24,
                                                              For the Nine          1998 (Inception)        1998 (Inception)
                                                              Months Ended              through                 through
                                                             July 31, 2000           July 31, 1999           July 31, 2000
                                                          --------------------    --------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                  $             (4,170)   $            (12,589)   $            (18,050)
Adjustments to reconcile net loss to net cash used by
operating activities:
        Stock issued for services                                            0                   6,000                   6,000
Changes in operating assets and liabilities
        Increase in accounts payable - trade                            (4,812)                  4,500                       0
        Increase in accounts payable - related party                    (2,764)                  2,000                       0
                                                          --------------------    --------------------    --------------------

Net cash used by operating activities                                  (11,746)                    (89)                (12,050)
                                                          --------------------    --------------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                       0                  50,000                  50,000
                                                          --------------------    --------------------    --------------------

Net cash provided by financing activities                                    0                  50,000                  50,000
                                                          --------------------    --------------------    --------------------

Net increase (decrease) in cash                                        (11,746)                 49,911                  37,950
                                                          --------------------    --------------------    --------------------

CASH, beginning of period                                               49,696                       0                       0
                                                          --------------------    --------------------    --------------------

CASH, end of period                                       $             37,950    $             49,911    $             37,950
                                                          ====================    ====================    ====================












     The accompanying notes are an integral part of the financial statements

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                  (Information with respect to the nine months
                   ended July 31, 2000 and 1999 is unaudited)


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

         e) Interim financial information The financial statements for the nine months ended July 31, 2000 and 1999 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.001 par value common stock, and 10,000,000 shares of $0.001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 7,240,000 shares of common stock issued and outstanding at July 31, 2000. The Company had issued none of its shares of preferred stock at July 31, 2000. On November 24, 1998, the Company issued 6,000,000 shares of common stock to its founder and President for services rendered in connection with the organization of the Company. During the period ended July 1999, the Company issued 1,240,000 shares of common stock for $50,000 in cash.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $18,050 expiring at October 31, 2020. The amount recorded as deferred tax asset as of July 31, 2000 is approximately $2,700, which represents the amount of

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


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

(5) Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $18,050 accumulated from November 24, 1998 (Inception) through July 31, 2000. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

         Since its inception, the Company has conducted minimal business operations except for organizational and capital raising activities. For the period from inception (November 24, 1998) through July 31, 2000, the Company had no revenue from operations and accumulated operating expenses amounted to $18,050. The Company proposes to aggressively compete in the musical and related instruments and devices via the internet for sale to the general public.

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

Financial Condition, Capital Resources and Liquidity

         At July 31, 2000, the Company had assets totaling $37,950 and liabilities of $0.00. Since the Company's inception, it has received $50,000 in cash contributed as consideration for the issuance of shares of Common Stock.

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

 Net Operating Losses

         The Company has net operating loss carry-forwards of $18,050 expiring at October 31, 2020. The company has a $2,700 deferred tax asset resulting from the loss carry-forwards, for which it has established a 100% valuation allowance. Until the Company's current operations begin to produce earnings, it is unclear as to the ability of the Company to utilize such carry-forwards.

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

         None

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the quarter ending July 31, 2000, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:


Exhibit No.    Description
-----------    -----------------------------------------------------------
3(i).1         Articles of Incorporation of ImagineNet Corp.
               (filed November 24, 1998)

3(ii).1        Bylaws

27.1           Financial Data Schedule
----------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.

*    Filed herewith

     (b)  No Reports on Form 8-K were filed  during the  quarter  ended July 31,
          2000

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ImagineNet Corp.
                                     (Registrant)



Date: September 19, 2000          By: /s/ William H. Ragsdale
                                  ------------------------------
                                  William H. Ragsdale, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date                             Signature               Title
----                             ---------               -----

September 19, 2000       By: /s/ William H. Ragsdale
                         ---------------------------
                         William H. Ragsdale             President and Director