Form 10KSB
period 2000-10-31
IMAGINENET CORP
filed 2001-01-26
CIK 1080495

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended October 31, 2000

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ________________

Commission file no.: 000-28907

                                ImagineNet Corp.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

Nevada                                                     65-0878035
-------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

222 Lakeview Ave., Suite 160
West Palm Beach, FL 33401                                         33401
- ---------------------------------------                  -------------------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number: (561) 832-5696

Securities registered under Section 12(b) of the Exchange Act:

                                                     Name of each exchange on
    Title of each class                                  which registered
      None
-----------------------------                        ------------------------

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.0001 par value
                                (Title of class)
                         ------------------------------
Copies of Communications Sent to:
                                      Mintmire & Associates
                                      265 Sunrise Avenue, Suite 204
                                      Palm Beach, FL 33480
                                      Tel: (561) 832-5696 - Fax: (561) 659-5371

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X         No
                                      -----         -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $0.00

     Of the 7,240,000 shares of voting stock of the registrant issued and outstanding as of January 10, 2000, 1,240,000 shares are held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

               SUMMARY TABLE OF CONTENTS SUMMARY TABLE OF CONTENTS

PART I


Item 1.  Description of Business.

Item 2.  Description of Property.

Item 3.  Legal Proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Item 7.  Financial Statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

PART III

Item 9.  Directors,   Executive   Officers,   Promoters  and  Control  Persons;
         Compliance with Section 16(a) of the Exchange Act.

Item 10. Executive Compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Item 12. Certain Relationships and Related Transactions.

Item 13. Exhibits, List and Reports on Form 8-K.

PART I

Item 1. Description of Business.

     (a) Business Development.

         IMAGINENET CORP. (hereinafter referred to as the "Company" or "IMAG") was organized under the laws of the State of Nevada on November 24, 1998. The Company is a developmental stage company organized by William H. Ragsdale, the President and Director and sole executive of the Company whose aim is to sell and distribute musical and related instruments and devices via the Internet to the general public. The Company's offices are presently located at 222 Lakeview Avenue, Suite 160, West Palm Beach, FL 33401 and its telephone number is (561) 832-5696.

         The Company generally has been inactive, having conducted no business operations except organizational and fund raising activities since its inception. IMAG initially distributed to Mr. William H. Ragsdale a total of 6,000,000 shares of common stock, $0.001 par value per share ( the "Common Stock). These founders shares were issued pursuant to Section 4(2) of the Securities Act of 1933 (the "Act"). From November, 1998, through April 1999 IMAG received gross proceeds of $50,000 from the sale of a total of 1,240,000 shares of common stock (the "Common Stock"), in an offering conducted pursuant to
Section 3(b) of the Act, and Rule 504 of Regulation D promulgated thereunder ("Rule 504"). These offerings were made in the State of Georgia and Florida.

         There are no preliminary agreements or understandings between the Company and its sole executive officer and director or affiliates or lending institutions with respect to any loan agreements or arrangements.

         The Company undertook its first public offering of a minimum of 100,000 to a maximum of 2,240,000 of Common Stock pursuant to Rule 415 under the Securities Act of 1933 on November 21, 2000. An SB-1 Registration Statement was filed with the SEC in accordance with the '33 Act and which has not yet become effective. The proceeds of the offering are expected to be used to finance the expansion of the Company's operations as well as for general business purposes.

         (b)      Business of Registrant.

General

     ImagineNet Corp. was organized under the laws of Nevada on November 24, 1998. We are a developmental stage company founded by William H. Ragsdale, our sole executive. At present, our company offices are located at: 222 Lakeview Avenue - Suite 160, West Palm Beach, Florida 33401, (561) 832-5696.

        We will endeavor to provide, through the burgeoning global e-commerce distribution network, an alternative to musical instrument purchasers which would enable customers to make very specific and personal purchasing decisions at an attractive price point. However, we have generally been inactive to date, having conducted no business operations except organizational and fund-raising activities since inception.

Business Objective

        Our aim is to sell and distribute musical and related instruments and devices via the Internet to the general public. To achieve this objective, we concurrently (i) intend to set up our office, including purchasing additional equipment; establishing strategic connections within the music and wholesale musical instrument communities; design and initial implementation of our website; and marketing, fund-raising activities; and (ii) will set up a comprehensive website which will allow customers to select and purchase instruments online at a substantially lower cost than would be the case if purchased in a traditional music store. The instruments would then be shipped directly to the client.

Sales and Marketing Plans

        We anticipate that our initial sales and marketing efforts will be focused on advertising and development of an-easy-to-use, customer service-oriented website from which to sell musical instruments and related musical devices through the Internet. Our initial marketing plans are designed to quickly solicit and retain a strong, substantial client base. The development of a user- friendly, well designed, website to showcase our products and services is essential to the success of our business endeavors. We believe our approach will allow us to quickly penetrate the market, gain brand-name recognition and develop an inventory of musical instruments appropriate to demand. Although Mr. Ragsdale does not currently have any experience marketing musical instruments, he is an accomplished musician and is well-known among musicians in the Atlanta area. Mr. Ragsdale believes he can leverage his network of contacts, coupled with his marketing capability, into an attractive business opportunity. Nonetheless, we will initially be dependent upon him and his unique musical expertise to establish strategic alliances with musical instrument suppliers and shippers while developing a customer base of individuals and institutions, including schools.

Advertising.

        It is our belief that the musical instrument industry has not fully utilized the distribution opportunities offered by the Internet. Our objective is to provide an e-commerce option to retail and wholesale purchasers of musical instruments. Accordingly, our primary focus is to develop an Internet site as our principal point of contact with clients and, as a result of this commitment, we will not focus on developing conventional advertising, stores or outlets.

 e-Commerce  Strategy.

        Instead, we intend to develop a premium website to be viewed by retail and wholesale consumers worldwide as the primary source for information on various musical instrument products accompanied by the best possible pricing alternatives which the market can support. This website is presently under development. Once constructed, our home page will contain graphics designed to accommodate quick launching and display of the entire page even in a dial-up 56K modem environment. To accomplish this quick launching and display, our page will be designed as a small sized HTML file, with minimum JPEG graphics and without the usage of any GIF or related moving graphics.

         Our objective is simple: to permit retail and wholesale business viewers to quickly open the home page, to get down to business and to initiate navigation of the website with minimum wait for page loading Easy Home Page Topic Finder. We will design the home page with user friendly simplicity, without the busy clutter found in many retail and business focused web-sites, to facilitate navigation by both retail and corporate users. The link selections on the home page will be limited to only few major categories (e.g., "Company Information," "Product Information"). With the movement of the mouse prompter to a listed category, a window will appear to reveal the sub-categories, much like the features found in the menu of current Window- based software. In this manner, the sub-categories are hidden within the home page which can be easily altered, without any modification required on the HTML file of the home page. This function allows additional product page links to be added onto the website with ease and speed in the future. A random search feature will also be available to visitors to search the website "link tree" based on a given key word. This feature is essential to the operation of a marketing website, since each page is too limited in space to provide a list of all potential search topics without obstructing the actual intended subjects of the page.

        Product Information Links. Each product information subcategory link will be designed with an intuitive repeatable protocol for easy navigation by end users and also for easy modification. For example, the percussion instruments page will include product history and description, brand name product availability (and associated links), current customer comments (link), sample request form (link), visitor information questionnaire form to determine product applicability (link), product information on-demand download link and email feedback (link). In addition to these features, the product page for conventional products will also include , for a given item, direct quotes and order form links. We intend to design our website link features with the state-of-the art interactivity and fast retrieval of information on demand.

        Streaming Video and Audio. Initially, the streaming video to be incorporated into the website will be limited to the illustration of product performance. The duration of the video will be short. We have initiated discussions with local streaming video resellers but have not established any firm arrangements to date. We intend to provide video packages for large capacity simultaneous visitors, utilizing a new JAVA technology requiring no end user viewer installation. We may select streaming audio along with audio slide show presentations to provide a multimedia presentation of our products and products of advertisers. Due to the smaller file size, streaming audio presentation loads faster and streams smoother. It also allows the visitor to listen.

         Website Hosting. We will seek a hosting agent for the website which has the ability to provide expandable band-width to accommodate any large simultaneous visitor load. In addition, the hosting agent must also provide adequate "fire wall" protection against potential hackers which will become an essential component intrinsic to any client information transmission and client payment transaction conducted over the website. Any successful hacking against us which results in shutting down the website will have a detrimental effect on our business.

        Search Engine Listing. We intend to list our website on the ten largest search engines, including excite@home, yahoo, infoseek, America Online, LookSmart, About, Alta Vista, Google, DirectHit, Yep and NorthernLight, of which the latter five search engines use computer algorithms to predict relevance. To assure accessability and visibility in the search engine listings, we will employ available services to manually submit the listing on the search engines, wherever possible once a month, and to enter the submission under several relevant key categories to enhance hits.

Web Site Improvement.

        We also expect to budget some of the funds to improvement of our website. Some of these improvements may include:

         Web Site Hosting Enhancement. We will seek to enhance the capacity of the web hosting service to accommodate increased file storage capability and increased visitor capacity. In addition, we will seek to enhance the frequency and spectrum of the visitor profile feedback report from the hosting agent, of which the data is proprietary and resalable in the information market. Lastly, we will seek to improve the security of the website against hackers and unsolicited information gathering of our visitors.

         Streaming Video Enhancement. The product demonstration streaming video available for many musical instruments will be expanded to include testimonies from current users. The overall video length will most likely be increased, along with better quality video scripting and productions.

         Initial Revenue Sources. Upon completion and the successful launch of our first website, we expect to derive revenues from worldwide sales of our offered musical instruments and from corporate advertisements of services and products from various musical instrument manufacturers.

         Corporate Advertisement Sale. We expect to generate additional income by selling a limited number of ad spaces on our website to musical instrument financing firms and to manufacturers. There can be no assurance of our ability to generate income in this manner.

         Competition. In terms of Internet marketing, we believe we are unique in our approach as a musical instrument focused e-commerce marketer and thus may experience minimal competition, at least initially. However, e-commerce on the Internet is a fast growing sector with new entries into the market almost on a daily basis. We recognize that we will, in due course, face ample competition in this market.

Financial Services Offered

        At present we plan to provide our prospective retail and business purchasers with credit card point of purchase on our website. However, we will also allow for financing companies to advertise their options on our website which may also provide prospective purchasers an alternative financing option.

        We are presently in discussions to arrange a drop shipping program wherein customers will be able to access our website to purchase a musical instrument with their credit card and place their purchase in a shopping cart where the order will be approved, forwarded to the manufacturer, processed and shipped directly to the consumer. Returns of products will be handled directly with the manufacturers which will either repair a defective instrument and/or provide a cash refund to the consumer less any shipping and handling costs. Each customer will have their own individual account and a unique password which will keep a history of each consumer's visit to our website, payment history and a complete profile of consumer product preferences. Good quality presentations and professional follow-up with customers will also be critical to our success. We believe providing a secure, user friendly and entertaining website with streaming video musical instrument presentations and user feedback will, in many cases, provide a unique and comfortable option by which a client can utilize our various musical product offerings (where he may otherwise have none) and thereby close the sale, especially where financing alternatives are provided.

Expenditures

        Our primary direct costs will be as follows:

          * Salaries to Mr. Ragsdale and other employees, as needed (payroll cost, actual or deferred)
          *    Marketing and sales related costs
          *    Employment related taxes
          *    Health benefits.

Facilities

         Initially, we will operate out of the Lakeview avenue offices  provided
by  Mr.  Ragsdale.   However,  once  revenues  warrant,  we  will  determine  an appropriate site to locate future facilities.

Debt Financing

         We have not yet sought any debt financing since we do not believe we would qualify for such a loan until we have completed at least two years of profitable operations. Once we have met this criteria, we intend to seek out funds from venture capital firms or other funding sources. Since we will not seek financing until we are operating successfully, we believe we will be in a better position to negotiate appropriate placement and repayment terms for any such loans. However, in the event we do receive financing but default in payments, the financing would result in foreclosure upon our assets to the detriment of our shareholders.

         Although we are presently authorized to borrow funds, we do not intend to do so until after the two year time-period. When we do seek to borrow funds, we do not intend to use the proceeds to make payments to our management (except as salaries, benefits and out-of-pocket expenses).

Reporting

         As a reporting company, we are required to file quarterly unaudited financial reports on Form 10-QSB and annual audited financial reports on Form 10-KSB. In addition, we would be required to file on Form 8-K under certain specified conditions or those deemed material in character.

Industry Regulation

         We are not subject to industry specific regulation. However, we are subject to usury and other standards relating to permitted maximum rates of interest and related consumer fraud regulations.

Current Employees and Proposed Staffing

          *    Currently Minimal Employees; No Monetary Compensation

         We believe Mr. Ragsdale's creativity and salesmanship, when combined with his musical interests and employment of an Internet e-commerce marketing and distribution alternative, make for an attractive business model. Moreover, we believe this model will be further enhanced by the advantages of greater availability of capital and potential for growth by being a public, as compared to a privately-held, company. The time required to be devoted by Mr. Ragsdale to the day-to-day affairs of the Company is presently estimated to be approximately five to ten hours per week. Mr. Ragsdale's time commitment will substantially
increase  once  we  obtain  sufficient   funding  with  which  to  commence  our
Internet-based operations, hire employees and search for an appropriate site where our executive offices can be located.

          *    Proposed Additional Personnel

         It is expected that additional personnel will be employed to assist in operations and financial management. We have also identified several people that are candidates for key positions within the organization. We have discussed opportunities with some of these individuals and intend to actively recruit them upon achieving adequate funding. We recognize that their expertise and experience is essential to the success of our business. In addition, we intend to also continue to expand our business and finance advisors.

         It is generally anticipated that any future employees will devote full time to the company. The Board of Directors may then, in its discretion, approve the payment of cash or non-cash compensation to these employees for their services.

Government Regulation

Overview

         As an employer the Company is subject to all federal, state and local statutes and regulations governing its relationship with its employees and affecting businesses generally.


Item 2. Description of Property.

         The Company's executive offices are located at 222 Lakeview Avenue, Suite 160, West Palm Beach, Florida 33401. Its telephone number is (561) 832-5696. The Company pays no rent for this space. The Company owns no real or personal property.

Item 3. Legal Proceedings.

         The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the Company's shareholders, through the solicitation of proxies or otherwise during the fiscal year ended October 31, 2000, covered by this report.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

     (a) Market Information.

         There has been no established public trading market for the Common Stock since the Company's inception on November 24,1998.

     (b) Holders.

         As of January 10, 2000, the Company had 28 shareholders of record of its 7,240,000 outstanding shares of Common Stock.

     (c) Dividends.

         The Company has never paid or declared any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

     Transfer Agent

         The Company is serving as its own transfer agent until it becomes eligible for quotation with NASD.


Item 6. Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

        Since inception, we have conducted no business operations except for organizational and capital-raising activities. For the period from inception through July 31, 2000, we have had no revenue from operations and accumulated operating expenses amounted to $19,487. We propose to aggressively sell musical instruments and related devices to the public via the Internet.

        If we are unable to generate sufficient revenue from operations to implement our business plans, we intend to explore all available alternatives for debt and equity financing, including private and public securities offerings. Depending upon the amount of revenue generated and/or whether only the minimum offering is achieved by our Form SB-1 Registration Statement, we believe we will be able to satisfy our cash requirements for the next 12 months without raising additional funds via debt or third party funding sources.

Nonetheless, we expect we will need to raise additional funds within the next 6 months, if only a minimal amount of revenue is generated through operations.

        Initially, Mr. Ragsdale will be solely responsible for developing our business. However, when sufficient capital becomes available, we expect to employ additional staffing. In addition, we expect to continuously engage in market research in order to monitor new market trends and other critical information deemed relevant to our business.

Financial Condition, Capital Resources and Liquidity

         At October 31, 2000, the Company had assets totaling $37,085 and liabilities of $572. Since the Company's inception, it has received $50,000 in cash contributed as consideration for the issuance of shares of Common Stock.

         IMAG's working capital is presently $36,513 and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities. The Company, at inception, issued 6,000,000 shares of the Company's Common Stock to Mr. Ragsdale, the sole executive officer and director of IMAG, as founders shares. From October through December, 1998 IMAG received gross proceeds of $50,000 from the sale of a total of 1,240,000 shares of common stock, $.01 per value per share (the "Common Stock"), in an offering conducted pursuant to Section 3(b) of the Act, as amended (the "Act"), and Rule 504 of Regulation D promulgated thereunder. These offerings were made in the State of Georgia and Florida. Even though management believes, without assurance, that it will obtain sufficient capital with which to implement its business plan on a limited scale, the Company is not expected to continue in operation without an infusion of capital. In order to obtain additional equity financing, management may be required to dilute the interest of existing shareholders or forego a substantial interest of its revenues, if any.

         To implement such plan, the Company undertook its first public offering of a minimum of 100,000 to a maximum of 2,240,000 shares of Common Stock pursuant to Rule 415 under the Securities Act of 1933 on November 21, 2000. An SB-1 Registration Statement was filed with the SEC in accordance with the '33 Act and which has not yet become effective. The proceeds of the offering are expected to be used to finance the expansion of the Company's operations as well as for general business purposes. In the event the Company is not successful in raising such funds, the Company believes that it will not be able to continue operations past a period of nine(9) to twelve(12) months.

         The Company has no potential capital resources from any outside sources at the current time. In its initial phase, the Company will operate out of the facility provided by Mr. Ragsdale. In the event the Company requires additional capital during this phase, Mr. Ragsdale has committed to fund the operation until such time as additional capital is available. The Company believes that it will require two (2) to three (3) months in order to determine the market demand potential.

         The ability of the Company to continue as a going concern is dependent upon its ability to obtain a sufficiently large and profitable client base to purchase its products.

Net Operating Losses

         The Company has net operating loss carry-forwards of $5,600 and $13,900 expiring at October 31, 2020 and 2019 respectively. The company has a $2,900 deferred tax asset resulting from the loss carry-forwards, for which it has established a 100% valuation allowance. Until the Company's current operations begin to produce earnings, it is unclear as to the ability of the Company to utilize such carry-forwards.

        Our ability to continue as a going concern is dependent upon our ability to attract an adequate number of Internet customers.

Recent Accounting Pronouncements

        We are aware of all recently issued accounting statements which impact on our financial statements for the period from November 24, 1998 (inception) through July 31, 2000.

Year 2000 Compliance

         The Company's information Technology for Year 2000 is currently in full compliance. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company's suppliers to be in compliance.

Forward-Looking Statements

         This Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-KSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

Item 7. Financial Statements

         The Financial Statements of ImagineNet Corp., and Notes to Financial Statements together with the Independent Auditor's Report of Durland and Company, CPA's, P.A., required by this Item 7 commence on page F-1 hereof and are incorporated herein by this reference. The Financial Statements filed as part of this Report on Form 10-KSB are listed in the Index to Financial Statements below:




                          INDEX TO FINANCIAL STATEMENTS




Independent Auditors' Report............................................F-2

Balance Sheet...........................................................F-3

Statements of Operations................................................F-4

Statements of Stockholders' Equity......................................F-5

Statements of Cash Flows................................................F-6

Notes to Financial Statement............................................F-7

                          INDEPENDENT AUDITORS' REPORT





The Board of Directors and Stockholders
ImagineNet Corp.
(A Development Stage Enterprise)
West Palm Beach, Florida

We have audited the accompanying balance sheet of ImagineNet Corp., a development stage enterprise, as of October 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the period from November 24, 1998 (Inception) through October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ImagineNet Corp. as of October 31, 2000 and the results of its operations and its cash flows for the period from November 24, 1998 (Inception) through October 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has experienced a loss since inception. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                                /s/Durland & Company, CPAs, P.A.
                                                   Durland & Company, CPAs, P.A.
Palm Beach, Florida
December 21, 2000

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                                  Balance Sheet




                                                             October 31, 2000      October 31, 1999
                                                           -------------------- ----------------------
                                 ASSETS
CURRENT ASSETS
  Cash                                                     $             37,085 $               49,696
                                                           -------------------- ----------------------

          Total current assets                                           37,085                 49,696
                                                           -------------------- ----------------------

Total Assets                                               $             37,085 $               49,696
                                                           ==================== ======================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable
     Trade                                                 $                572 $                4,812
     Related party                                                            0                  2,764
                                                           -------------------- ----------------------

          Total current liabilities                                         572                  7,576
                                                           -------------------- ----------------------

Total Liabilities                                                           572                  7,576
                                                           -------------------- ----------------------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value, authorized
     10,000,000 shares; 0 issued and outstanding                              0                      0
  Common stock, $0.001 par value, authorized
     50,000,000 shares; 7,240,000 issued and outstanding                  7,240                  7,240
  Additional paid-in capital                                             48,760                 48,760
  Deficit accumulated during the development stage                      (19,487)               (13,880)
                                                           -------------------- ----------------------

          Total stockholders' equity                                     36,513                 42,120
                                                           -------------------- ----------------------

Total Liabilities and  Stockholders' Equity                $             37,085 $               49,696
                                                           ==================== ======================












     The accompanying notes are an integral part of the financial statements

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                            Statements of Operations




                                                                                From                  From
                                                                          November 24, 1998     November 24, 1998
                                                        Year Ended           (Inception)           (Inception)
                                                       October 31,            through                through
                                                           2000           October 31, 1999      October 31, 2000
                                                    ------------------ ---------------------- ---------------------
Revenues                                            $                0 $                    0 $                   0
                                                    ------------------ ---------------------- ---------------------

General and administrative expenses                              4,372                  5,116                 9,487
Legal fees - related party                                       1,236                  2,764                 4,000
Services - related party                                             0                  6,000                 6,000
                                                    ------------------ ---------------------- ---------------------

   Total expenses                                                5,608                 13,880                19,487
                                                    ------------------ ---------------------- ---------------------

Net loss                                            $           (5,608)$              (13,880)$             (19,487)
                                                    ================== ====================== =====================

Loss per weighted average common share              $            (0.01)$                (0.01)
                                                    ================== ======================

Number of weighted average common shares
outstanding                                                  7,240,000              6,870,088
                                                    ================== ======================













     The accompanying notes are an integral part of the financial statements

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                       Statements of Stockholders' Equity




                                                                                          Deficit
                                                                                        Accumulated
                                                                        Additional       During the         Total
                                          Number of        Common         Paid-In       Development     Stockholders'
                                            Shares         Stock          Capital          Stage           Equity
                                         ------------- -------------- --------------- ---------------- ---------------
BEGINNING BALANCE, November 24, 1998                 0 $            0 $             0 $              0 $             0

 11/98 - founders' shares ($0.001/sh.)       6,000,000          6,000               0                0           6,000
 11/98 - cash ($0.01/sh.)                       40,000             40             360                0             400
 12/98 - cash ($0.01/sh.)                      260,000            260           2,340                0           2,600
  4/99 - cash ($0.05/sh.)                      940,000            940          46,060                0          47,000

Net loss                                             0              0               0          (13,880)        (13,880)
                                         ------------- -------------- --------------- ---------------- ---------------

BALANCE, October 31, 1999                    7,240,000          7,240          48,760          (13,880)         42,120

Net loss                                             0              0               0           (5,607)         (5,607)
                                         ------------- -------------- --------------- ---------------- ---------------

ENDING BALANCE, October 31, 2000             7,240,000 $        7,240 $        48,760 $        (19,487)$        36,513
                                         ============= ============== =============== ================ ===============


















     The accompanying notes are an integral part of the financial statements

                                 ImagineNet Corp
                        (A Development Stage Enterprise)
                            Statements of Cash Flows




                                                                                       From                   From
                                                                                 November 24, 1998      November 24, 1998
                                                              Year Ended            (Inception)            (Inception)
                                                              October 31,             through                through
                                                                 2000            October 31, 1999       October 31, 2000
                                                           -----------------   ---------------------  ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $         (5,608)    $           (13,880)  $            (19,487)
Adjustments to reconcile net loss to net cash used by
operating activities:
  Stock issued for services                                               0                   6,000                  6,000
Changes in operating assets and liabilities
  Increase (decrease) in accounts payable - trade                    (4,239)                  4,812                    572
  Increase (decrease) in accounts payable - related party            (2,764)                  2,764                      0
                                                           -----------------   ---------------------  ---------------------

Net cash used by operating activities                                (12,611)                   (304)               (12,915)
                                                           -----------------   ---------------------  ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                     0                  50,000                 50,000
                                                           -----------------   ---------------------  ---------------------

Net cash provided by financing activities                                  0                  50,000                 50,000
                                                           -----------------   ---------------------  ---------------------

Net increase (decrease) in cash                                      (12,611)                 49,696                 37,085
                                                           -----------------   ---------------------  ---------------------

CASH, beginning of period                                             49,696                       0                      0
                                                           -----------------   ---------------------  ---------------------

CASH, end of period                                        $          37,085    $             49,696  $              37,085
                                                           =================   =====================  =====================













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

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.001 par value common stock, and 10,000,000 shares of $0.001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 7,240,000 shares of common stock issued and outstanding at October 31, 2000. The Company had issued none of its shares of preferred stock at October 31, 2000. On November 24, 1998, the Company issued 6,000,000 shares of common stock to its founder and President for services rendered in connection with the organization of the Company. During the period ended July 1999, the Company issued 1,240,000 shares of common stock for $50,000 in cash.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $5,600 and $13,900 expiring at October 31, 2020 and 2019, respectively. The amount recorded as deferred tax asset as of October 31, 2000 is approximately $2,900, which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(4) Related Parties See Note (2) for shares issued for services.

         During the period since inception ended October 31,2000, a shareholder and general counsel for the Company performed legal services in the amount of $4,000 on behalf of the Company.

(5) Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $19,500 accumulated from November 24, 1998 (Inception) through October 31, 2000. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Because the Company has been generally inactive since its inception, it has had no independent accountant until the retention in November 1998 of Durland & Company CPA's P.A., 232A Royal Palm Way, Palm Beach, Florida 33480. There has been no change in the Company's independent accountant during the period commencing with the Company's retention of Durland & Company CPA's, P.A., through the date hereof.


Item 9. Directors, Executive Officers, Promoters and Control Persons

William H. Ragsdale, President and Director

         Mr. William H. Ragsdale is the Company's sole officer and director and is the Company's driving force. He is a graduate of Oxford with an Associates of Arts Degree, and from Emory University with a Bachelor of Arts Degree. Mr. Ragsdale was employed as an assistant Manager during 1992 and 1993 for The Bread Garden, a landscaping company. From 1993 to the present, Mr. Ragsdale has owned and operated Russell Landscaping and Maintenance. In addition, Mr. Ragsdale plays musical instruments with various bands in the Atlanta, Georgia area. This familiarity with musicians and musical instruments is the training and experience brought to the business. Mr. Ragsdale does not have any marketing experience with musical instruments. The Company believes Mr. Ragsdale's unique creative skills, his special appreciation of music and extensive networking ability in the music field will expose it to many business opportunities and sales.

         Management is unable at this time to forecast with any degree of certainty the acceptance of the Company's funding programs or the expenses of doing business; however, IMAG intends to market its programs competitively in the Company's target markets.

Executive Officers and Directors

     Set forth below are the names, ages, positions with the Company and business experiences of the executive officers and directors of the Company.

Name                        Age       Position(s) with Company
----                        ---       ------------------------
Mr. William H. Ragsdale(4)  29        President, Chief Executive Officer,
1506 Briarhill Lane NE                Secretary, Treasurer  &  Director
Atlanta, GA 30324

         (4) The above-named person(s) may be deemed to be "promoter(s)" and "parent(s)" of the Company, as those terms are defined under the Rules and Regulations promulgated under the Act.

         All directors hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Director. Mr. Ragsdale will devote such time and effort to the business and affairs of the Company as may be necessary to perform his responsibilities as the Company's sole executive officer and director.

         Aside from Mr. Ragsdale, there are no other persons whose activities will be material to the operations of the Company at this time. Mr. Ragsdale is the sole "promoter" of the Company as such term is defined under the Act.

Family Relationships

         There are no family relationships between or among the executive officers and director of the Company.

Business Experience

         William H. Ragsdale is the Company's sole officer and director and is the Company's driving force. He is a graduate of Oxford with an Associates of Arts Degree, and from Emory University with a Bachelor of Arts Degree. Mr. Ragsdale was employed as an assistant Manager during 1992 and 1993 for The Bread Garden, a landscaping company. From 1993 to the present, Mr. Ragsdale has owned and operated Russell Landscaping and Maintenance. In addition, Mr. Ragsdale plays musical instruments with various bands in the Atlanta, Georgia area. This familiarity with musicians and musical instruments is the training and experience brought to the business. Mr. Ragsdale does not have any marketing experience with musical instruments. The Company believes Mr. Ragsdale's unique creative skills, his special appreciation of music and extensive networking ability in the music field will expose it to many business opportunities and sales.

Compliance  with  Section  16(a)  of the  Securities  Exchange  Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, Mr. Mintmire comprises all of the Company's executive officers, directors and greater than 10% beneficial owners of its common Stock, and has complied with Section 16(a) filing requirements applicable to him during the Company's fiscal year ended October 31, 2000.

Item 10.  Executive Compensation:

         The Company, in consideration for founders services, issued to Mr. Ragsdale, the Company's sole executive officer and/or director, 6,000,000 shares of restricted common stock. Except for the above-described compensation, it is not anticipated that any executive officer of the Company will receive any cash or non-cash compensation for his or her services in all capacities to the Company until such time as the Company commences business operations. At such time as IMAG commences operations, it is expected that the Board of Directors will approve the payment of salaries in a reasonable amount to each of its officers for their services in the positions. At such time, the Board of Directors may, in its discretion, approve the payment of additional cash or non-cash compensation to the foregoing for their services to the Company.

         The Company does not provide officers with pension, stock appreciation rights, long-term incentive or other plans but has the intention of implementing such plans in the future.

Compensation of Directors

         The Company has no standard arrangements for compensating the directors of the Company for their attendance at meetings of the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Managers

         The following table sets forth information as of January 10, 2000 regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five per cent of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of Common Stock beneficially owned.
                                          Amount
Name and Address of                     Beneficially      Percent of
Beneficial Owner                          Owned           Class (1)
 ----------------                         -----           --------
Mr. William H. Ragsdale(2)(3)           6,000,000          82.9%
1506 Briarhill Lane NE
Atlanta, GA

All Executive Officers and Directors    6,000,000          82.9%
as a Group (two persons)
-------------------

(1) Based upon 7,240,000 shares of the Company's Common Stock issued and outstanding as of January 10, 2000.
(2)  Sole Executive officer of the Company.
(3)  Sole Member of the Board of Directors of the Company.


Item 12.  Certain Relationships and Related Transactions:

         On November 24, 1998, the Company issued 6,000,000 shares of restricted Common Stock to Mr. William H. Ragsdale, the President and Director of the Company and record and beneficial owner of approximately 82.9% of the Company's outstanding Common Stock, in consideration and exchange therefore for services in connection with the organization of IMAG performed for the Company by him.

         At the current time, the Company has no provision to issue any additional securities to management, promoters or their respective affiliates or associates.

Part III

Item 1.        Index to Exhibits
---------      -------------------------
3(i).1         Articles of Incorporation of ImagineNet Corp.  filed November 24, 1998 (1)

3(ii).1        Bylaws (1)

3.3            Form of Stock Certificate (2)

3.4            Subscription  Agreement  and Power of Attorney  (attached to the Prospectus as
               Exhibit A). (2)

5.1            Opinion of Counsel as to the legality of the Shares. (2)

23.1           Consent of Counsel (Duncan, Blum & Associates). (2)

23.2           Independent Auditors Consent to the incorporation by reference of financial statements of the company as of September 30, 2000 in Form SB-1. (2)
---------------------------------

(1)  Incorporated  herein by  reference  to the  Registration  Statement on Form
     10-SB  of  ImagineNet  Corp.,(File  No.  0-28907),   filed  with  the  U.S.
     Securities and Exchange Commission.

(2) Incorporated herein by reference to the Registration Statement on Form SB-1 of ImagineNet Corp. Corp.(Registration No. 333-50378), filed with the U.S. Securities and Exchange Commission.




     (b) No Reports on Form 8-K were filed during the fiscal year ended October 31, 2000, covered by this Annual Report on Form 10-KSB.

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ImagineNet Corp.
                                      (Registrant)



Date: January 18, 2000         By: /s/  William H.  Ragsdale
                                    -------------------------------------
                                  William H. Ragsdale,  President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Date                   Signature                  Title
     ----                   ---------                  -----

January 18, 2000  By: /s/ William H.  Ragsdale
                     ----------------------------
                  William H. Ragsdale              President, Chief
                                                   Executive Officer, Secretary,
                                                   Treasurer & Director