Form 10QSB
period 2001-01-31
IMAGINENET CORP
filed 2001-03-16
CIK 1080495

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: January 31, 2001
Commission file no.: 000-28907

                                ImagineNet Corp.
                    -----------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Nevada                                                  65-0878035
------------------------------------                       ---------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                               Identification No.)

222 Lakeview Ave., # 160-142
West Palm Beach, FL 33401                                           33401
-------------------------------------                         ------------------
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number:  (561) 832-5696

Securities to be registered under Section 12(b) of the Act:

     Title of each class                             Name of each exchange
                                                      on which registered

         None                                                None
-----------------------------------                -----------------------------

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


         As of January 31, 2001, there are 7,240,000 shares of voting stock of the registrant issued and outstanding.


                                     PART I

Item 1. Financial Statements



                          INDEX TO FINANCIAL STATEMENTS





Balance Sheet................................................................F-2

Statements of Operations.....................................................F-3

Statements of Changes in Stockholders' Equity................................F-4

Statements of Cash Flows.....................................................F-5

Notes to Financial Statement.................................................F-6

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                                  Balance Sheet




                                                                       January 31, 2001    October 31, 2000
                                                                     -------------------- ------------------
                                                                         (unaudited)
                               ASSETS
CURRENT ASSETS
    Cash                                                             $              1,512 $           37,085
    Loans to related parties                                                       39,429                  0
                                                                     -------------------- ------------------

          Total current assets                                                     40,941             37,085
                                                                     -------------------- ------------------

Total Assets                                                         $             40,941 $           37,085
                                                                     ==================== ==================

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable
       Trade                                                         $                  0 $              572
       Related party note payable                                                   8,087                  0
                                                                     -------------------- ------------------

          Total current liabilities                                                 8,087                572
                                                                     ---------------------------------------

Total Liabilities                                                                   8,087                572
                                                                     -------------------- ------------------

STOCKHOLDERS' EQUITY
    Preferred stock, $0.001 par value, authorized 10,000,000
        shares, 0 issued and  outstanding                                               0                  0
    Common stock, $0.001 par value, authorized 50,000,000
        shares; 7,240,000 issued and outstanding                                    7,240              7,240
    Additional paid-in capital                                                     48,760             48,760
    Deficit accumulated during the development stage                              (23,146)           (19,487)
                                                                     -------------------- ------------------

          Total stockholders' equity                                               32,854             36,513
                                                                     -------------------- ------------------

Total Liabilities and  Stockholders' Equity                          $             40,941 $           37,085
                                                                     ==================== ==================










     The accompanying notes are an integral part of the financial statements

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                            Statements of Operations
                         Three Months Ended January 31,
                                   (Unaudited)



                                                                                                      Period from
                                                                                                   November 24, 1998
                                                                                                      (Inception)
                                                                                                        Through
                                                                   2001              2000           January 31, 2001
                                                            ------------------- ----------------- ---------------------
Revenues                                                    $                 0 $               0 $                   0
                                                            ------------------- ----------------- ---------------------

General and administrative expenses                                       4,000             1,435                13,487
Legal fees - related party                                                    0             1,235                 4,000
Services - related party                                                      0                 0                 6,000
                                                            ------------------- ----------------- ---------------------

        Total expenses                                                    4,000             2,670                23,487
                                                            ------------------- ----------------- ---------------------

Other Income (Expense)
    Interest income                                                         429                 0                   429
    Interest expense                                                        (88)                0                   (88)
                                                            ------------------- ----------------- ---------------------

        Total other income (expense)                                        341                0                   341
                                                            ------------------- ----------------- ---------------------

Net loss                                                    $           (3,659) $          (2,670)$             (23,146)
                                                            =================== ================= =====================

Loss per weighted average common share                      $            (0.001)           (0.001)
                                                            =================== =================

Number of weighted average common shares outstanding                  7,240,000        7,240,000
                                                            =================== =================


















     The accompanying notes are an integral part of the financial statements

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                             Statement of Changes in
                    Stockholders' Equity Period from November
                  24, 1998 (Inception) through January 31, 2001





                                                                                              Deficit
                                                                                            Accumulated
                                                                            Additional       During the         Total
                                             Number of         Common         Paid-In       Development     Stockholders'
                                               Shares          Stock          Capital          Stage           Equity
                                           --------------- -------------- --------------- ---------------- ---------------
BEGINNING BALANCE,
November 24, 1998 (Inception)                            0 $            0 $             0 $              0 $             0

 11/98 - founders' shares ($0.001/sh.)           6,000,000          6,000               0                0           6,000
 11/98 - cash ($0.01/sh.)                           40,000             40             360                0             400
 12/98 - cash ($0.01/sh.)                          260,000            260           2,340                0           2,600
  4/99 - cash ($0.05/sh.)                          940,000            940          46,060                0          47,000

Net loss                                                 0              0               0          (13,880)        (13,880)
                                           --------------- -------------- --------------- ---------------- ---------------

BALANCE, October 31, 1999                        7,240,000          7,240          48,760          (13,880)         42,120

Net loss                                                 0              0               0           (5,607)         (5,607)
                                           --------------- -------------- --------------- ---------------- ---------------

BALANCE, October 31, 2000                        7,240,000          7,240          48,760          (19,487)         36,513

Net loss                                                 0              0               0           (3,659)         (3,659)
                                           --------------- -------------- --------------- ---------------- ---------------

ENDING BALANCE, January 31, 2001
(unaudited)                                      7,240,000 $        7,240 $        48,760 $        (23,146)$        32,854
                                           =============== ============== =============== ================ ===============













     The accompanying notes are an integral part of the financial statements

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                         Three Months Ended January 31,
                                   (Unaudited)



                                                                                                               Period from
                                                                                                            November 24, 1998
                                                                                                               (Inception)
                                                                                                                 Through
                                                                      2001                   2000           January 31, 2001
                                                               -------------------    ------------------  ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $            (3,659)   $           (2,670) $             (23,146)
Adjustments to reconcile net loss to net cash used
by operating activities:
        Stock issued for services                                                0                     0                  6,000
Changes in operating assets and liabilities
        (Increase) in interest receivable                                     (429)                    0                   (429)
        Increase (decrease) in accounts payable - trade                       (572)               (4,812)                     0
        Increase (decrease) in accounts payable - related party                  0                (2,764)                     0
        Increase in interest payable                                            87                     0                     87
                                                               -------------------    ------------------  ---------------------

Net cash used by operating activities                                       (4,573)              (10,246)               (17,488)
                                                               -------------------    ------------------  ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Loans to related parties                                           (39,000)                    0                (39,000)
                                                               -------------------    ------------------  ---------------------

Net cash used by investing activities                                      (39,000)                    0                (39,000)
                                                               -------------------    ------------------  ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                           0                     0                 50,000
Proceeds from loan from related party                                        8,000                     0                  8,000
                                                               -------------------    ------------------  ---------------------

Net cash provided by financing activities                                    8,000                     0                 58,000
                                                               -------------------    ------------------  ---------------------

Net increase (decrease) in cash                                            (35,573)              (10,246)                 1,512

CASH, beginning of period                                                   37,085                49,696                      0
                                                               -------------------    ------------------  ---------------------

CASH, end of period                                            $             1,512    $           39,450  $               1,512
                                                               ===================    ==================  =====================








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

         e) Interim financial information The financial statements for the three months ended January 31, 2001 and 2000 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.001 par value common stock, and 10,000,000 shares of $0.001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 7,240,000 shares of common stock issued and outstanding at January 31, 2001. The Company had issued none of its shares of preferred stock at January 31, 2001. On November 24, 1998, the Company issued 6,000,000 shares of common stock to its founder and President for services rendered in connection with the organization of the Company. During the period ended April 1999, the Company issued 1,240,000 shares of common stock for $50,000 in cash.

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                                   (Unaudited)


(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $23,146 expiring at October 31, 2021. The amount recorded as deferred tax asset as of January 31, 2001 is approximately $3,500, which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(4) Loans Receivable from Related Parties In December 2000, the Company made two demand loans to related parties amounting to $35,000 and $4,000. Accrued interest amounted to $385 and $44 at January 31, 2001.

(5) Loan Payable to Related Party In December 2000, the Company borrowed $8,000 as a demand loan from a related party. Accrued interest amounted to $87 at January 31, 2001

(6)      Related Parties See Note (2) for shares issued for services.  See Notes
         (4) and (5) for loans to and from related parties.

         During the period ended October 31, 1999, a shareholder and general counsel for the Company performed legal services in the amount of $2,764 on behalf of the Company. This amount was paid in the first quarter of fiscal 2000.

(7) Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $23,146 accumulated from November 24, 1998 (Inception) through January 31, 2001. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

         Since its inception, the Company has conducted minimal business operations except for organizational and capital raising activities. For the period from inception (November 24, 1998) through January 31, 2001, the Company had no revenue from operations and accumulated operating expenses amounted to $23,487. The Company proposes to aggressively compete in the musical and related instruments and devices via the internet for sale to the general public.

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

Financial Condition, Capital Resources and Liquidity

         At January 31, 2001, the Company had assets totaling $40,941 and liabilities of $8,087.00 attributable to accrued legal expenses and professional fees. Since the Company's inception, it has received $50,000 in cash contributed as consideration for the issuance of shares of Common Stock.

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

 Net Operating Losses

         The Company has net operating loss carry-forwards of $23,146 expiring at October 31, 2021. The company has a $3,500 deferred tax asset resulting from the loss carry-forwards, for which it has established a 100% valuation allowance. Until the Company's current operations begin to produce earnings, it is unclear as to the ability of the Company to utilize such carry-forwards.

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

         None

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the quarter ending January 31, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

         The Company filed an SB-1 Registration Statement on November 21, 2001 for the purpose of selling at a minimum 100,000 and a maximum of 1,000,000 shares at an offering price of $1.00 per share. Selling Shareholders may also sell up to 1,240,00 additional shares. The Company will delay the effective date of this Registration Statement until it becomes effective in accordance with
Section 8(a) of the Securities Act of 1933 or until the Registration Statement shall become effective on such date as the Securities and Exchange Commission, acting pursuant to said Section 8(a), may determine. Proceeds from the sale of shares from this offering by the Company are expected to be used to continue business operations and expand the scope of the business.

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

------------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.

*    Filed herewith

(b)  No Reports on Form 8-K were filed during the quarter ended January 31, 2001

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ImagineNet Corp.
                                     (Registrant)



Date: March 16, 2001          By: /s/ William H. Ragsdale
                              -----------------------------------------
                                  William H. Ragsdale, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date                        Signature                      Title
----                        ---------                      -----

March 16, 2001      By:  /s/ William H. Ragsdale
                    -------------------------------
                     William H. Ragsdale                  President and Director