Form 10QSB
period 2001-04-30
IMAGINENET CORP
filed 2001-06-13
CIK 1080495

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: April 30, 2001

Commission file no.: 000-28907

                                ImagineNet Corp.
                  ---------------------------------------------
                 (Name of Small Business Issuer in its Charter)

            Nevada                                             65-0878035
------------------------------------                     -----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                               Identification No.)

222 Lakeview Ave., # 160-142
West Palm Beach, FL                                               33401
-------------------------------------                    -----------------------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number:  (561) 832-5696

Securities to be registered under Section 12(b) of the Act:

     Title of each class                             Name of each exchange
                                                      on which registered

            None                                                None
----------------------------                       -----------------------------

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

     As of April 30, 2001, there are 7,240,000 shares of voting stock of the registrant issued and outstanding.

                                     PART I


Item 1. Financial Statements





                          INDEX TO FINANCIAL STATEMENTS





Balance Sheet...............................................................F-2

Statement of Operations.....................................................F-3

Statement of Changes in Stockholders' Equity................................F-4

Statement of Cash Flows.....................................................F-5

Notes to Financial Statement................................................F-6

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                                  Balance Sheet



                                                                   April 30, 2001     October 31, 2000
                                                                  ------------------ ------------------
                                                                     (unaudited)
                                     ASSETS
CURRENT ASSETS
    Cash                                                          $            1,464 $           37,085
    Loans to related parties                                                  40,297                  0
                                                                  ------------------ ------------------

          Total current assets                                                41,761             37,085
                                                                  ------------------ ------------------

Total Assets                                                      $           41,761 $           37,085
                                                                  ================== ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable
       Trade                                                      $              500 $              572
       Related party note payable                                              8,265                  0
                                                                  ------------------ ------------------

          Total current liabilities                                            8,765                572
                                                                  ------------------ ------------------

Total Liabilities                                                              8,765                572
                                                                  ------------------ ------------------

STOCKHOLDERS' EQUITY
    Preferred stock, $0.001 par value, authorized 10,000,000
        shares, 0 issued and  outstanding                                          0                  0
    Common stock, $0.001 par value, authorized 50,000,000
        shares; 7,240,000 issued and outstanding                               7,240              7,240
    Additional paid-in capital                                                48,760             48,760
    Deficit accumulated during the development stage                         (23,004)           (19,487)
                                                                  ------------------ ------------------

          Total stockholders' equity                                          32,996             36,513
                                                                  ------------------ ------------------

Total Liabilities and  Stockholders' Equity                       $           41,761 $           37,085
                                                                  ================== ==================







     The accompanying notes are an integral part of the financial statements

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                             Statement of Operations
                                   (Unaudited)



                                                                                                        Period from
                                                 Three Months Ended            Six Months Ended        November 24, 1998
                                                     April 30,                     April 30,            (Inception)
                                              ---------------------------  ---------------------------    Through
                                                  2001            2000          2001          2000       April 30, 2001
                                              --------------  -----------  ------------- ------------- ----------------
Revenues                                      $            0  $         0  $           0 $           0 $              0
                                              --------------  -----------  ------------- ------------- ----------------

General and administrative expenses                      548            0          4,548         1,435           14,035
Legal fees - related party                                 0            0              0         1,235            4,000
Services - related party                                   0            0              0             0            6,000
                                              --------------  -----------  ------------- ------------- ----------------

        Total expenses                                   548            0          4,548         2,670           24,035
                                              --------------  -----------  ------------- ------------- ----------------

Other Income (Expenses)
    Interest income                                      868            0          1,297             0            1,297
    Interest expense                                    (178)           0           (266)            0             (266)
                                              --------------  -----------  ------------- ------------- ----------------

        Total other income (expense)                     690            0          1,031             0            1,031
                                              --------------  -----------  ------------- ------------- ----------------

Net income (loss)                             $          142  $         0  $     (3,517) $      (2,670)$        (23,004)
                                              ==============  ===========  ============= ============= ================

Income (loss) per weighted average common
share, basic                                  $        0.01   $         0  $    (0.01)   $    (0.01)
                                              ==============  ===========  ============= =============

Number of weighted average common shares
outstanding                                        7,240,000    7,240,000      7,240,000     7,240,000
                                              ==============  ===========  ============= =============










     The accompanying notes are an integral part of the financial statements

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                  Statement of Changes in Stockholders' Equity
                   Period from November 24, 1998 (Inception)
                             through April 30, 2001





                                                                                             Deficit
                                                                                            Accumulated
                                                                              Additional     During the        Total
                                                     Number of    Common       Paid-In       Development    Stockholders'
                                                      Shares      Stock        Capital         Stage          Equity
                                                  ------------- -----------  -------------  -------------  ------------
BEGINNING BALANCE,
November 24, 1998 (Inception)                                 0 $         0  $           0  $           0  $          0

 11/98 - founders' shares ($0.001/sh.)                6,000,000       6,000              0              0         6,000
 11/98 - cash ($0.01/sh.)                                40,000          40            360              0           400
 12/98 - cash ($0.01/sh.)                               260,000         260          2,340              0         2,600
  4/99 - cash ($0.05/sh.)                               940,000         940         46,060              0        47,000

Net loss                                                      0           0              0        (13,880)      (13,880)
                                                  ------------- -----------  -------------  -------------  ------------

BALANCE, October 31, 1999                             7,240,000       7,240         48,760        (13,880)       42,120

Net loss                                                      0           0              0         (5,607)       (5,607)
                                                  ------------- -----------  -------------  -------------  ------------

BALANCE, October 31, 2000                             7,240,000       7,240         48,760        (19,487)       36,513

Net loss                                                      0           0              0         (3,517)       (3,517)
                                                  ------------- -----------  -------------  -------------  ------------

ENDING BALANCE, April 30, 2001
(unaudited)                                           7,240,000 $     7,240  $      48,760  $     (23,004) $     32,996
                                                  ============= ===========  =============  =============  ============









     The accompanying notes are an integral part of the financial statements

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                           Six Months Ended April 30,
                             Statement of Cash Flows
                                   (Unaudited)



                                                                                                    Period from
                                                                                                 November 24, 1998
                                                                                                    (Inception)
                                                                                                      Through
                                                                  2001               2000            April 30, 2001
                                                               ---------------- --------------- ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $         (3,517)$        (2,670)$                (23,004)
Adjustments to reconcile net loss to net cash used
by operating activities:
   Stock issued for services                                                  0               0                    6,000
Changes in operating assets and liabilities
   (Increase) in interest receivable                                     (1,297)              0                   (1,297)
   Increase (decrease) in accounts payable - trade                          (72)         (4,812)                     500
   Increase (decrease) in accounts payable - related party                    0          (2,764)                       0
        Increase in interest payable                                        265               0                      265
                                                               ---------------- --------------- ------------------------

Net cash used by operating activities                                    (4,621)        (10,246)                 (17,536)
                                                               ---------------- --------------- ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Loans to related parties                                             (39,000)              0                  (39,000)
                                                               ---------------- --------------- ------------------------

Net cash used by investing activities                                   (39,000)              0                  (39,000)
                                                               ---------------- --------------- ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                        0               0                   50,000
Proceeds from loan from related party                                     8,000               0                    8,000
                                                               ---------------- --------------- ------------------------

Net cash provided by financing activities                                 8,000               0                   58,000
                                                               ---------------- --------------- ------------------------

Net increase (decrease) in cash                                         (35,621)        (10,246)                   1,464

CASH, beginning of period                                                37,085          49,696                        0
                                                               ---------------- --------------- ------------------------

CASH, end of period                                            $          1,464 $        39,450 $                  1,464
                                                               ================ =============== ========================









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

          e) Interim financial information The financial statements for the six months ended April 30, 2001 and 2000 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.001 par value common stock, and 10,000,000 shares of $0.001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 7,240,000 shares of common stock issued and outstanding at April 30, 2001. The Company had issued none of its shares of preferred stock at April 30, 2001. On November 24, 1998, the Company issued 6,000,000 shares of common stock to its founder and President for services rendered in connection with the organization of the Company. During the period ended April 1999, the Company issued 1,240,000 shares of common stock for $50,000 in cash.

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                                   (Unaudited)


(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $23,000 expiring $13,900, $5,600 and $3,500 at October 31, 2019, 2020 and
          2021, respectively. The amount recorded as deferred tax asset as of April 30, 2001 is approximately $3,500, which represents the amount of tax benefit of the loss carry- forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(4) Loans Receivable from Related Parties In December 2000, the Company made two demand loans to related parties amounting to $35,000 and $4,000. Accrued interest amounted to $1,164 and $133 at April 30, 2001.

(5) Loan Payable to Related Party In December 2000, the Company borrowed $8,000 as a demand loan from a related party. Accrued interest amounted to $266 at April 30, 2001

(6)       Related Parties See Note (2) for shares issued for services. See Notes
          (4) and (5) for loans to and from related parties.

          During the period ended October 31, 1999, a shareholder and general counsel for the Company performed legal services in the amount of $2,764 on behalf of the Company. This amount was paid in the first quarter of fiscal 2000.

(7) Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $23,000 accumulated from November 24, 1998 (Inception) through April 30, 2001. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

     Since its inception, the Company has conducted minimal business operations except for organizational and capital raising activities. For the period from inception (November 24, 1998) through April 30, 2001, the Company had no revenue from operations and accumulated operating expenses amounted to $24,035. The Company proposes to aggressively compete in the musical and related instruments and devices via the internet for sale to the general public.

     If the Company is unable to generate sufficient revenue from operations to implement its plans, management intends to explore all available alternatives for debt and/or equity financing, including but not limited to private and public securities offerings. Accordingly, management expects that it will be necessary for The Company to raise additional funds in the event that the Company is unable to generate any revenue from operations and if only a minimal level of revenue is generated in accordance with management's expectations.

     Mr. Ragsdale, at least initially, will be solely responsible for developing The Company=s business. However, at such time, if ever, as sufficient operating capital becomes available, he expects to employ additional staffing. In addition, the Company expects to continuously engage in market research in order to monitor new market trends and other critical information deemed relevant to The Company's business.

Financial Condition, Capital Resources and Liquidity

     At April 30, 2001, the Company had assets totaling $41,761 and liabilities of $8,765 attributable to accrued legal expenses and professional fees. Since the Company's inception, it has received $50,000 in cash contributed as consideration for the issuance of shares of Common Stock.

     The Company's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities. The Company, at inception, issued 6,000,000 shares of the Company's Common Stock to Mr. Ragsdale, the sole executive officer and director of The Company, as founders shares. From October through December, 1998 The Company received gross proceeds of $50,000 from the sale of a total of 1,240,000 shares of common stock, $.01 per value per share (the "Common Stock"), in an offering conducted pursuant to Section 3(b) of the Act, as amended (the "Act"), and Rule 504 of Regulation D promulgated thereunder ("Rule 504"). These offerings were made in the State of Georgia and Florida. Even though management believes, without assurance, that it will obtain sufficient capital with which to implement its business plan on a limited scale, the Company is not expected to continue in operation without an infusion of capital. In order to obtain additional equity financing, management may be required to dilute the interest of existing shareholders or forego a substantial interest of its revenues, if any.

     The Company has no potential capital resources from any outside sources at the current time. In its initial phase, the Company will operate out of the facility provided by Mr. Ragsdale. In the event the Company requires additional capital during this phase, Mr. Ragsdale has committed to fund the operation until such time as additional capital is available.

             Net Operating Losses

     The Company has net operating loss carry-forwards of $23,000 expiring $13,900, $5,600 and $3,500 at October 31, 2019, 2020 and 2021 respectively. The company has a $3,500 deferred tax asset resulting from the loss carry-forwards, for which it has established a 100% valuation allowance. Until the Company=s current operations begin to produce earnings, it is unclear as to the ability of the Company to utilize such carry-forwards.

Forward-Looking Statements

     This Form 10-QSB includes Aforward-looking statements@ within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company=s business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company=s expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

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

            None


Item 3. Defaults in Senior Securities

            None


Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending April 30, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.


Item 5. Other Information

     The Company filed an SB-1 Registration Statement on November 21, 2001 for the purpose of selling at a minimum 100,000 and a maximum of 1,000,000 shares at an offering price of $1.00 per share. Selling Shareholders may also sell up to 840,000 additional shares. The Company will delay the effective date of this Registration Statement until it becomes effective in accordance with Section 8(a) of the Securities Act of 1933 or until the Registration Statement shall become effective on such date as the Securities and Exchange Commission, acting pursuant to said Section 8(a), may determine. Proceeds from the sale of shares from this offering by the Company are expected to be used to continue business operations and expand the scope of the business.


Item 6. Exhibits and Reports on Form 8-K


     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:


Exhibit No.  Description
-----------  -----------------------------------

3(i).1       Articles of Incorporation of ImagineNet Corp.
             (Filed November 24, 1998)(1)


3(ii).1      Bylaws (1)

--------------------

(1) Incorporated herein by reference to the Company=s Registration Statement on Form 10- SB.



     (b) No Reports on Form 8-K were filed  during the  quarter  ended April 30,
2001

                                   SIGNATURES
                                   ----------

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                ImagineNet Corp.
                                  (Registrant)




Date: June 13, 2001            By: /s/ William H. Ragsdale
                               ---------------------------------
                                 William H. Ragsdale, President



            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date                     Signature                          Title
----                     ---------                          -----


June 13, 2001          By:  /s/ William H. Ragsdale
                        ---------------------------
                        William H. Ragsdale               President and Director