Form 10QSB
period 2001-07-31
IMAGINENET CORP
filed 2001-09-12
CIK 1080495

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: July 31, 2001

Commission file no.: 000-28907

                                ImagineNet Corp.
                  ---------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Nevada                                                65-0878035
------------------------------------                     -----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                               Identification No.)

222 Lakeview Ave., # 160-142
West Palm Beach, FL                                               33401
------------------------------------                     -----------------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number:  (561) 832-5696

Securities to be registered under Section 12(b) of the Act:

     Title of each class                               Name of each exchange
                                                         on which registered

         None                                                   None
---------------------------                          ---------------------------

Securities to be registered under Section 12(g) of the Act:

                    Common Stock, $.0001 par value per share
                ------------------------------------------------
                                (Title of class)

     Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes X     No
                              ---       ---

     As of July 31, 2001, there are 7,240,000 shares of voting stock of the registrant issued and outstanding.


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

Statements of Changes in Stockholders' Equity...............................F-4

Statements of Cash Flows....................................................F-5

Notes to Financial Statement................................................F-6

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                                  Balance Sheet




                                                                      July 31, 2001    October 31, 2000
                                                                    ------------------ ---------------
                                                                      (unaudited)
                                     ASSETS
CURRENT ASSETS
    Cash                                                            $            1,416 $        37,085
    Loans to related parties                                                    41,194               0
                                                                    ------------------ ---------------

          Total current assets                                                  42,610          37,085
                                                                    ------------------ ---------------

Total Assets                                                        $           42,610 $        37,085
                                                                    ================== ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable
       Trade                                                        $              500 $           572
       Related party note payable                                                9,460               0
                                                                    ------------------ ---------------

          Total current liabilities                                              9,960             572
                                                                    ----------------------------------

Total Liabilities                                                                9,960             572
                                                                    ------------------ ---------------

STOCKHOLDERS' EQUITY
    Preferred stock, $0.001 par value, authorized 10,000,000
        shares, 0 issued and  outstanding                                            0               0
    Common stock, $0.001 par value, authorized 50,000,000
        shares; 7,240,000 issued and outstanding                                 7,240           7,240
    Additional paid-in capital                                                  48,760          48,760
    Deficit accumulated during the development stage                           (23,350)        (19,487)
                                                                    ------------------ ---------------

          Total stockholders' equity                                            32,650          36,513
                                                                    ------------------ ---------------

Total Liabilities and  Stockholders' Equity                         $           42,610 $        37,085
                                                                    ================== ===============















     The accompanying notes are an integral part of the financial statements

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)



                                                                                                                Period from
                                                      Three Months Ended           Nine Months Ended          November 24, 1998
                                                          July 31,                      July 31,                 (Inception)
                                               ------------------------------- ----------------------------       Through
                                                    2001              2000         2001            2000         July 31, 2001
                                               ---------------- -------------- ------------- --------------  ------------------
Revenues                                       $              0 $            0 $           0 $            0  $                0
                                               ---------------- -------------- ------------- --------------  ------------------

General and administrative expenses                       1,048          1,500         5,596          2,935              15,083
Legal fees - related party                                    0              0             0          1,235               4,000
Services - related party                                      0              0             0              0               6,000
                                               ---------------- -------------- ------------- --------------  ------------------

        Total expenses                                    1,048          1,500         5,596          4,170              25,083
                                               ---------------- -------------- ------------- --------------  ------------------

Other Income (Expenses)
    Interest income                                         897              0         2,194              0               2,194
    Interest expense                                       (195)             0          (461)             0                (461)
                                               ---------------- -------------- ------------- --------------  ------------------

        Total other income (expense)                        702              0         1,733              0               1,733
                                               ---------------- -------------- ------------- --------------  ------------------

Net income (loss)                              $           (346)$       (1,500)$      (3,863)$       (4,170) $          (23,350)
                                               ================ ============== ============= ==============  ==================

Income (loss) per weighted average
common share, basic                            $         (0.001)$       (0.001)$      (0.001)$       (0.001)
                                               ================ ============== ============= ==============

Number of weighted average common
shares outstanding                                    7,240,000      7,240,000     7,240,000      7,240,000
                                               ================ ============== ============= ==============

















     The accompanying notes are an integral part of the financial statements

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                             Statement of Changes in
                  Stockholders' Equity Period from November 24,
                     1998 (Inception) through July 31, 2001





                                                                                             Deficit
                                                                                           Accumulated
                                                                           Additional       During the        Total
                                              Number of       Common         Paid-In        Development     Stockholders'
                                               Shares          Stock         Capital           Stage          Equity
                                            -------------- -------------- --------------- ---------------- --------------
BEGINNING BALANCE,
November 24, 1998 (Inception)                            0 $            0 $             0 $              0 $            0

 11/98 - founders' shares ($0.001/sh.)           6,000,000          6,000               0                0          6,000
 11/98 - cash ($0.01/sh.)                           40,000             40             360                0            400
 12/98 - cash ($0.01/sh.)                          260,000            260           2,340                0          2,600
  4/99 - cash ($0.05/sh.)                          940,000            940          46,060                0         47,000

Net loss                                                 0              0               0          (13,880)       (13,880)
                                            -------------- -------------- --------------- ---------------- --------------

BALANCE, October 31, 1999                        7,240,000          7,240          48,760          (13,880)        42,120

Net loss                                                 0              0               0           (5,607)        (5,607)
                                            -------------- -------------- --------------- ---------------- --------------

BALANCE, October 31, 2000                        7,240,000          7,240          48,760          (19,487)        36,513

Net loss                                                 0              0               0           (3,863)        (3,863)
                                            -------------- -------------- --------------- ---------------- --------------

ENDING BALANCE, July 31, 2001
(unaudited)                                      7,240,000 $        7,240 $        48,760 $        (23,350)$       32,650
                                            ============== ============== =============== ================ ==============













     The accompanying notes are an integral part of the financial statements

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                           Nine Months Ended July 31,
                            Statements of Cash Flows
                                   (Unaudited)



                                                                                                         Period from
                                                                                                       November 24, 1998
                                                                                                          (Inception)
                                                                                                            Through
                                                                      2001                2000           July 31, 2001
                                                               ------------------- ------------------ -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $            (3,863)$           (4,170)$           (23,350)
Adjustments to reconcile net loss to net cash used
by operating activities:
   Stock issued for services                                                     0                  0               6,000
Changes in operating assets and liabilities
   (Increase) decrease in interest receivable                               (2,194)                 0              (2,194)
   Increase (decrease) in accounts payable - trade                             (72)            (4,812)                500
   Increase (decrease) in accounts payable - related party                       0             (2,764)                  0
   Increase (decrease) in interest payable                                     460                  0                 460
                                                               ------------------- ------------------ -------------------

Net cash used by operating activities                                       (5,669)           (11,746)            (18,584)
                                                               ------------------- ------------------ -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Loans to related parties                                                (39,000)                 0             (39,000)
                                                               ------------------- ------------------ -------------------

Net cash used by investing activities                                      (39,000)                 0             (39,000)
                                                               ------------------- ------------------ -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                           0                  0              50,000
Proceeds from loan from related party                                        9,000                  0               9,000
                                                               ------------------- ------------------ -------------------

Net cash provided by financing activities                                    9,000                  0              59,000
                                                               ------------------- ------------------ -------------------

Net increase (decrease) in cash                                            (35,669)           (11,746)              1,416

CASH, beginning of period                                                   37,085             49,696                   0
                                                               ------------------- ------------------ -------------------

CASH, end of period                                            $             1,416 $           37,950 $             1,416
                                                               =================== ================== ===================












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

          e) Interim financial information The financial statements for the nine months ended July 31, 2001 and 2000 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.001 par value common stock, and 10,000,000 shares of $0.001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 7,240,000 shares of common stock issued and outstanding at July 31, 2001. The Company had issued none of its shares of preferred stock at July 31, 2001. On November 24, 1998, the Company issued 6,000,000 shares of common stock to its founder and President for services rendered in connection with the organization of the Company. During the period ended April 1999, the Company issued 1,240,000 shares of common stock for $50,000 in cash.

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                                   (Unaudited)


(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $23,000 expiring $13,900, $5,600 and $3,500 at October 31, 2019, 2020 and
          2021, respectively. The amount recorded as deferred tax asset as of July 31, 2001 is approximately $3,500, which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(4) Loans Receivable from Related Parties In December 2000, the Company made two demand loans to related parties amounting to $35,000 and $4,000. Accrued interest amounted to $1,969 and $225 at July 31, 2001.

(5) Loan Payable to Related Party In December 2000 and June 2001, the Company borrowed $8,000 and $1,000 as a demand loan from a related party. Accrued interest amounted to $460 at July 31, 2001.

(6)       Related Parties See Note (2) for shares issued for services. See Notes
          (4) and (5) for loans to and from related parties.

          During the period ended October 31, 1999, a shareholder and general counsel for the Company performed legal services in the amount of $2,764 on behalf of the Company. This amount was paid in the first quarter of fiscal 2000.

(7) Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $23,000 accumulated from November 24, 1998 (Inception) through July 31, 2001. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

     Since its inception, the Company has conducted minimal business operations except for organizational and capital raising activities. For the period from inception (November 24, 1998) through July 31, 2001, the Company had no revenue from operations and accumulated operating expenses amounted to $25,083. The Company proposes to aggressively compete in the musical and related instruments and devices via the internet for sale to the general public.

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

Financial Condition, Capital Resources and Liquidity

     At July 31, 2001, the Company had assets totaling $42,610 and liabilities of $9,960 attributable to a short term, related party, note payable and professional fees. Since the Company's inception, it has received $50,000 in cash contributed as consideration for the issuance of shares of Common Stock.

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

Item 1. Legal Proceedings

     The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults in Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending July 31, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:


Exhibit No.    Description
-----------    -------------------------------------

3(i).1         Articles of Incorporation of ImagineNet Corp. filed November 24, 1998

3(ii).1        Bylaws

--------------------
(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.


     (b) No  Reports on Form 8-K were filed  during the  quarter  ended July 31,
2001

                                   SIGNATURES
                             ----------------------



     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                ImagineNet Corp.
                            ------------------------
                                  (Registrant)



Date: September 13, 2001     By: /s/ William H. Ragsdale
                             -----------------------------
                             William H. Ragsdale
                             President



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date                       Signature                       Title
----                       ---------                       -----

September 13, 2001        By: /s/ William H. Ragsdale
                          ----------------------------
                          William H. Ragsdale             President and Director