Form 10KSB
period 2001-10-31
IMAGINENET CORP
filed 2002-02-13
CIK 1080495

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended October 31, 2001

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ________________

Commission file no.: 000-28907

                                ImagineNet Corp.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

Nevada                                                          65-0878035
-------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

222 Lakeview Ave., PMB 160
West Palm Beach, FL                                               33401
- ---------------------------------------                   -------------------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number: (561) 832-5696

Securities registered under Section 12(b) of the Exchange Act:

                                                       Name of each exchange on
 Title of each class                                     which registered
   None
--------------------------                             -------------------------

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of class)

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

     Of the 7,240,000 shares of voting stock of the registrant issued and outstanding as of October 31, 2001, 1,240,000 shares are held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

PART I

Item 1. Description of Business.

     (a) Business Development.

     IMAGINENET CORP. (hereinafter referred to as the "Company" or "IMAG") was organized under the laws of the State of Nevada on November 24, 1998. The Company is a developmental stage company organized by William H. Ragsdale, the President and Director and sole executive of the Company whose aim is to sell and distribute musical and related instruments and devices via the Internet to the general public. The Company's offices are presently located at 222 Lakeview Avenue, PMB 160, West Palm Beach, FL 33401 and its telephone number is (561) 832-5696.

     The Company is filing this Form 10-KSB in compliance with the effectiveness of its filing on Form 10-SB. The Company will file periodic reports in the event its obligation to file such reports is suspended under the Securities and Exchange Act of 1934 (the "Exchange Act".)

     (b) Business of Registrant.

General

     ImagineNet Corp. was organized under the laws of Nevada on November 24, 1998. We are a developmental stage company founded by William H. Ragsdale, our sole executive. We have no business operations or revenues to date. There is no guarantee that we will be able to conduct business operations or generate revenues in the future. At present, our company offices are located at: 222 Lakeview Avenue - PMB 160, West Palm Beach, Florida 33401. Our telephone number is (561) 832-5696.

     Since incorporating our company in late 1998, we have conducted initial research into distribution opportunities available to manufacturers' representatives in general and to startup Internet-based entities with a focus on distribution of musical instruments in particular. This research entailed the extensive study of specific musical instrument manufacturers and accessory device manufacturers and their present distribution methods and outlets. The results of our research have given us an understanding of the expansiveness of these manufacturers and their existing distribution relationships. Other research has included the study of an Internet-based distribution and marketing medium. This study involved an analysis of existing Internet distribution of musical instruments and related devices. Our research has been our a primary focus in addition to our organizational activities. These research efforts and organizational efforts have to date consumed our total company efforts.

     Mr. Ragsdale, an accomplished musician, does not currently have any experience marketing musical instruments. In fact, Mr. Ragsdale's principal experience in the music industry is as a member of various bands in the Atlanta area. Especially among fellow musicians, he is well-known in the Atlanta area. Mr. Ragsdale possesses the proper musical credibility in the marketplace and is a gregarious and outgoing personality who is well received by his musical and business acquaintances. His specific knowledge of music, business and experience in playing in various bands and venues in the Atlanta region leads us to feel confident in his ability to leverage his network of contacts into an attractive business opportunity. Nonetheless, we will be, at least initially, dependent upon him and his unique musical perspective and outgoing personality to establish strategic alliances with musical instrument suppliers as well as assist us in the development of a website that will be unique in its ability to capture individual customers, musical institutions and educational institutions.

     We will  endeavor to  provide,  through the  burgeoning  global  e-commerce distribution network, a unique alternative to musical instrument purchasers which would enable customers to make very specific and personal purchasing decisions at an attractive price point. However, we have generally been inactive to date, having conducted no business operations except organizational, fund-raising and market research activities since inception.

Timeline of Company Efforts

     The Company has filed a prospectus on Form SB-1 for the purpose of registering between 100,000 and 1,000,000 shares for sale (the "Registration Statement"). The Registration Statement was declared effective by the SEC on February 11, 2002. It is essential that we successfully raise a minimum of $100,000 within 12-15 months to fund operations. We expect to be able to utilize this offering as the primary focus to achieve the raising of such capital.

     During this process, we will refine our market research and establish preliminary letters of agreement with various musical instrument and accessory manufacturers to assure us of an adequate offering of choices of product to our customers. Mr. Ragsdale's primary focus will be the initial establishment of these relationships. We believe his musical experience as a member of various bands in the local Atlanta region as well as his strong and gregarious personality will prove very successful in establishing these preliminary letters of agreement.

     In order to become fully-operational and profitable, we must first successfully raise a minimum of $100,000 in the present offering. Once we have raised these funds, we will be able to (1) develop our website; (2) establish our "drop shipment" arrangement; (3) obtain contractual supply commitments with music product manufacturers; and (4) launch our website. The fourth and final stage will also entail advertising our company and our new website on various popular websites, such as Amazon.com, Yahoo and AOL via links which will gain the attention of our targeted market and allow them to "click through" directly to our website. We are currently in the process of pursuing the above milestones which we anticipate will take from twelve (12) to fifteen (15) months from the effective date of the prospectus to complete. Funds generated from this offering will be used at each step of the above-described milestones. We have already begun researching the musical industry and Mr. Ragsdale has expended costs of approximately $25,100 towards the purchase of equipment, printing, legal and accounting expenses and is committed to the success of our business plan.

     Immediately upon the successful completion of at least the minimum offering, we expect the preliminary letters of agreement will be converted into firm contracts. We anticipate that this process will require no more than 18 months from the effective date of the prospectus.

     In conjunction with the establishment of the preliminary letters of agreement, we will establish a "drop shipment" arrangement with each musical instrument and accessory supplier. The carrier of choice by a majority of our projected suppliers is United Parcel Service ("UPS"). This "drop shipment" arrangement will also become a firm contractual commitment between us and our suppliers no later than 18 months from the effective date of the prospectus provided we successfully complete the $100,000 minimum offering.

     Once we've achieved at least this minimum, we will seek to employ additional key personnel. We view the addition of a controller with excellent accounting skills to be an essential. It will be our controller's responsibility to monitor the order flow from our future website, keeping accurate track of our cash flow and net revenue. In addition, as we progress into a fully operational business entity, we will add to management an experienced executive officer who has Internet marketing experience. We anticipate that this position will be filled within 20 days of successfully achieving the minimum offering. We strongly believe that Mr. Ragsdale's initial entrepreneurial vision will enable us to successfully launch our business model; however, we believe that it will take a seasoned Internet marketing executive to enable us to grow beyond the start-up stage and into a successful and profitable business entity. It is anticipated that we will incur an annual average salary expense of $75,000 per executive. In addition to their annual salaries, we will offer a stock option plan and employee profit sharing plan. However, neither plan has been created as of the date of this report.

     Within two months after we achieve the $100,000 minimum offering, it will be our primary focus to finalize the design of our company website. It is our goal to partner with our musical instrument and accessory manufacturers in the design and expense of our website. It will carry video and audio streaming technology and be continually upgraded as new technology is introduced to the market. We will retain a consultant to assist in the design of our website and have budgeted an annualized expense of $50,000 for the expense. We anticipate the actual cost of the website itself will be fully subsidized from the partnering efforts and ongoing arrangements with our prospective musical instrument and accessory manufacturers.

     At this point, we have not generated any revenues due to the preliminary research and organizational activities which have consumed our attention. As a result of this initial limited focus, we have no current business operations. There is no guarantee that we will be able to successfully establish business operations or revenues to a point where our business becomes viable.

Business Objective

     Our aim is to sell and distribute musical and related instruments and devices via the Internet to the general public. To achieve this objective, we currently plan to establish a primary office and to purchase additional office equipment, including additional computers. Our intent to establish a primary office will be accomplished once we have been able to acquire firm letters of commitment from music instrument manufacturers. Once firm letters of intent are in hand, we will complete the design of our initial website which we expect will become our primary revenue provider. This musical instrument and accessories website will provide the primary focus for our customers for point of purchase musical instrument and accessories transactions. Once purchased at our website, these instruments will be drop shipped directly to the purchaser avoiding unnecessary inventory costs and lowering company employment costs due to the fact that their will be little need for inventory handlers.

Sales and Marketing Plans

     We anticipate that our initial sales and marketing efforts will be focused on advertising and development of an-easy-to-use, interactive customer service-oriented website from which to sell musical instruments and related musical devices through the Internet. We believe this website will be the source of either our success or failure and it is for this reason alone that we aim to develop the most user friendly and interactive cutting edge streaming video and sound options for our prospective purchasers. We believe that this website will take approximately two months to complete once the present offering is closed, escrow is broken and funds are distributed. Our present discussions with web designers and prospective musical instrument and accessory partners give us confidence that such a cutting edge website can be developed at no cost to us due to our partnering and sharing of the expense. In the event we are unable to obtain the deferment of these costs through our partnering efforts, we anticipate that our website development costs will still only cost about $40,000.

     Notwithstanding the recent collapse of the retail segment of the e-commerce industry over the past 18 months, our initial marketing plan will be to establish prominent links on high traffic commercial websites and educational websites. We believe such efforts will be successful since we intend to bring Mr. Ragsdale's musician contacts together with established "bricks and mortar" musical instrument suppliers to form joint venture partnerships. Moreover, while other e-commerce sites may be better funded, our overhead will be extremely limited. In fact, we do not expect to incur significant costs unless sales, in fact, do occur. In effect, we will act as a broker in the market between the manufacturer or distributor of musical instruments and an interested purchaser.

     Even in the event we are unable to obtain the deferment of most costs through our partnering efforts, these links will cost an anticipated $15,950 for the first three months and are expected to increase as prospective customer traffic increases. We also believe that new links will be necessary as we learn of high prospective customer traffic at other websites unanticipated by us and which exhibit a direct correlation to our initial fill rates. Specifically, we will be tracking closely how our customers click through various web page links directly to our website and place their orders. We will be able to track each click through and be able to determine each link's direct correlation to our specific website's fill rates. This will cause a continual adjustment by us of our web page links in order to maximize prospective customer visits and potential orders.

     The website approach in our business model has been specifically chosen as our sole marketing strategy because of the presence of numerous "bricks and mortar" musical instrument and accessory providers in the marketplace. We believe the technology of the Internet brings within reach to a start up company like us the ability to have an immediate shopping window for the world to see through. This immediate world wide shopping window to our website and its planned design utilizing streaming video and audio technology causes us to have confidence in our ability to quickly penetrate the market. Furthermore, Mr. Ragsdale's musical experience in many bands in the Atlanta region gives us the ability to have him exhibit and demonstrate the sound and characteristics of musical instruments from the perspective of a professional musician. We feel this musical perspective combined with Mr. Ragsdale's experience in running his other businesses will be of tremendous value to our future website's unique design characteristics.

     In addition, there are a number of musical instrument manufacturers which we will approach to supply product to our clients (including, but not exclusively limited to, the following):

        Yamaha Corporation of America
        Harman International (Professional Division)
        Steinway Musical Instruments
        Fender Musical Instruments
        Peavey Electronics
        Baldwin Piano & Organ
        Akai Musical Instrument Corporation
        Martin Guitar Company
        Midco International
        Paiste Cymbals

     Since these discussions with musical instruments suppliers have not occurred to date, there is no guarantee we will be able to enter into satisfactory agreements with them. Once the present offering is finalized and we successfully raise the minimum of $100,000, we believe we will have the financial resources to commence website development which will provide us with not only business operating viability but also the credibility required to obtain firm contractual supply commitments and potential advertising revenues from many of the above musical instrument and accessory suppliers

Advertising.

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

 e-Commerce  Strategy.

     The development of a user-friendly, uniquely designed website to showcase our products and services is essential to the success of our business endeavors. We intend to develop a premium website to be viewed by retail and wholesale consumers worldwide as the primary source for information on various musical instrument products accompanied by the best possible pricing alternatives which the market can support. This website is presently under development and is anticipated to be ready for launch within three months after the breaking of escrow on the current offering and the distribution of funds. Once constructed, our home page will contain graphics designed to accommodate quick launching and display of the entire page even in a dial-up 56K modem environment. To accomplish this quick launching and display, our page will be designed as a small-sized HTML file; it will have minimum JPEG graphics and won't use any GIF or related moving graphics. Our objective is simple: permit retail and wholesale business viewers to quickly open the home page, get down to business and initiate navigation of the website with minimum wait for page loading.

     EASY HOME PAGE TOPIC FINDER. We will design the home page with user friendly simplicity, without the busy clutter found in many retail and business focused websites, to facilitate navigation by both retail and corporate users. The link selections on the home page will be limited to only few major categories such as Company Information and Product Information. With the movement of the mouse prompter to a listed category, a window will appear to reveal the sub- categories, much like the features found in the menu of current Window-based software. In this manner, the sub-categories are hidden within the home page which can be easily altered, without any modification required on the HTML file of the home page. This function allows additional product page links to be added onto the website with ease and speed in the future. A random search feature will also be available to visitors to search the website "link tree" based on a given key word. This feature is essential to the operation of a marketing website, since each page is too limited in space to provide a list of all potential search topics without obstructing the actual intended subjects of the page.

     PRODUCT INFORMATION LINKS. Each product information subcategory link will be designed with an intuitive repeatable protocol for easy navigation by end users and also for easy modification. For example, the percussion instruments page will include product history and description, brand name product availability (and associated links), current customer comments (link), sample request form (link), visitor information questionnaire form to determine product applicability (link), product information on-demand download link and email feedback (link). In addition to these features, the product page for conventional products will also include, for a given item, direct quotes and order form links. We intend to design our website link features with the state-of-the art interactivity and fast retrieval of information on demand.

     STREAMING VIDEO AND AUDIO. Initially, the streaming video to be incorporated into our website will be limited to the illustration of product performance. The duration of the video will be short. We have initiated discussions with local streaming video resellers but have not established any firm arrangements to date. We intend to provide video packages for large capacity simultaneous visitors, utilizing a new JAVA technology requiring no end user viewer installation. We may select streaming audio along with audio slide show presentations to provide a multimedia presentation of our products and products of advertisers. Due to the smaller file size, streaming audio presentation loads faster and streams smoother. It also allows a visitor to listen to a musical instrument's sound.

     WEBSITE HOSTING. We will seek a hosting agent for the website which has the ability to provide expandable band-width to accommodate any large simultaneous visitor load. In addition, the hosting agent must also provide adequate "fire wall" protection against potential hackers which will become an essential component intrinsic to any client information transmission and client payment transaction conducted over the website. Otherwise, any successful hacking which results in shutting down our website will have a detrimental effect on our business.

     SEARCH ENGINE LISTING. We intend to list our website on the ten largest search engines, including excite@home, yahoo, infoseek, America Online, LookSmart, About, Alta Vista, Google, DirectHit, Yep and NorthernLight, of which the latter five search engines use computer algorithms to predict relevance. To assure accessibility and visibility in the search engine listings, we will employ available services to manually submit the listing on the search engines, wherever possible once a month, and to enter the submission under several relevant key categories to enhance hits.

Website Improvement.

     We also expect to budget some of the funds, if $550,000 to $1,000,000 in shares is sold, for improvement of our website once it has been developed. Some of these improvements may include:

     WEBSITE HOSTING ENHANCEMENT. We will seek to enhance the capacity of the web hosting service to accommodate increased file storage capability and increased visitor capacity. In addition, we will seek to enhance the frequency and spectrum of the visitor profile feedback report from the hosting agent, of which the data is proprietary and resalable in the information market. Lastly, we will seek to improve the security of the website against hackers and unsolicited information gathering of our visitors.

     STREAMING VIDEO ENHANCEMENT. The product demonstration streaming video available for many musical instruments will be expanded to include testimonies from current users. Over time, we expect to increase the video length, along with better quality video scripting and productions.

     INITIAL REVENUE SOURCES. Upon completion and the successful closing of the offering as well as the associated successful launch of our website, we expect to derive our company's core revenues from musical instrument sales. Provided such success is achieved, we would then consider seeking to generate revenues from advertisement of our services and products from various additional musical industry related service and product providers. There can be no assurance of our ability to generate income in this manner.

     CORPORATE ADVERTISEMENT SALE. Launch of our website is completely dependent upon the success of the offering since, at present, we do not have a website nor have we generated funds for completion of a website. However, if we raise the minimum $100,000 necessary for us to launch our website, we intend to try to generate additional income by selling a limited number of ad spaces on our website to musical instrument financing firms and to manufacturers. Advertisers will pay us an agreed upon amount in order to solicit customers for themselves by advertising on our website. There can be no assurance of our ability to generate income in this manner.

Financial Services Offered

     At present, we plan to provide our prospective retail and business purchasers with Visa and MasterCard credit card point of purchase on our website. However, we will also allow for financing companies such as well recognized financial institutions to advertise their options on our website which may also provide prospective purchasers an alternative financing option.

     We intend to arrange a drop shipping program wherein customers will be able to access our website to purchase a musical instrument with their credit card and place their purchase in a shopping cart where the order will be approved, forwarded to the manufacturer, processed and shipped directly to the consumer. Based on preliminary discussions with industry representatives and retail outlets but not musical instrument manufacturers and/or distributors, we believe we will retain a percentage of each sale that originates through us (ranging from 25% to 50% of the item's final purchase price).

     On an end of the month basis, we would then remit to the musical instrument manufacturer an accounting of sales of its products and accessories and forward a wire of net proceeds into the manufacturer's designated bank account. Returns of products will be handled directly with the manufacturers which will either repair a defective instrument and/or provide a cash refund to the consumer less any shipping and handling costs. Each customer will have their own individual account and a unique password which will keep a history of each consumer's visit to our website, payment history and a complete profile of consumer product preferences.

     Good quality presentations and professional follow-up with customers will also be critical to our success. We believe providing a secure, user-friendly and entertaining website with streaming video musical instrument presentations and user feedback will, in many cases, provide a unique and comfortable option by which a client can utilize our various musical product offerings and thereby close the sale, especially where financing alternatives are provided.

Expenditures

     Our primary direct costs will be as follows:

     Salaries to Mr. Ragsdale and other employees, as needed (payroll cost, actual or deferred); Marketing and sales related costs ; Employment related taxes; and Health benefits.

Facilities

     Initially, we will operate out of the Lakeview avenue offices provided by Mr. Ragsdale without cost to us. However, once revenues warrant, we will determine an appropriate site to locate future facilities.

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

Current Employees and Proposed Staffing

     Currently Minimal Employees; No Monetary Compensation

     Although Mr. Ragsdale does not currently have any experience marketing musical instruments, he is an accomplished and well-known musician in the
Atlanta area. Consequently, we believe Mr. Ragsdale's creativity and salesmanship, when combined with an Internet e-commerce marketing and distribution alternative using established "bricks and mortar" joint venture partners, make for an attractive business model. Moreover, we believe this model will be further enhanced by the advantages of greater availability of capital and potential for growth by being a public, as compared to a privately-held, company. The time required to be devoted by Mr. Ragsdale to our day-to-day affairs is presently estimated to be approximately five to ten hours per week. Mr. Ragsdale's time commitment will substantially increase once we obtain sufficient funding with which to commence our Internet-based operations, hire employees and search for an appropriate site where our executive offices can be located.

Proposed Additional Personnel

     At present, Mr. Ragsdale, is our sole executive officer and employee. It is expected that additional personnel will be employed to assist in operations and financial management, such as a controller and chief executive officer. In addition, we intend to continue to expand our business and finance advisors.

     It is generally anticipated that any future employees will devote full time to our operations. The Board of Directors may then, in its discretion, approve the payment of cash or non-cash compensation to these employees for their services.

Government Regulation

Overview

     As an employer, the Company is subject to all federal, state and local statutes and regulations governing its relationship with its employees and affecting businesses generally.


Item 2. Description of Property.

     The Company's executive offices are located at 222 Lakeview Avenue, PMB 160, West Palm Beach, Florida 33401. Its telephone number is (561) 832-5696. The Company pays no rent for this space. The Company owns no real or personal property.

Item 3. Legal Proceedings.

     The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the Company's shareholders, through the solicitation of proxies or otherwise during the fiscal year ended October 31, 2001, covered by this report.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

     (a) Market Information.

     There has been no established public trading market for the common stock since the Company's inception on November 24,1998.

     (b) Holders.

     As of October 31, 2001, the Company had 28 shareholders of record of its 7,240,000 outstanding shares of common stock.

     (c) Dividends.

     The Company has never paid or declared any dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Transfer Agent

     The Company is serving as its own transfer agent until its common stock becomes eligible for quotation with NASD.

Item 6. Management's Discussion and Analysis or Plan of Operation.

     Since inception, we have conducted no business operations except for organizational, capital- raising and market research activities. For the period from inception through October 31, 2001, we have had no revenue from operations and accumulated operating expenses amounted to $26,000. These operating expenses are related to start up, legal and organizational expenses. We propose to sell musical instruments and related devices to the public via the Internet.

     We have approximately $1,400 in cash currently in the bank and a demand loan receivable of $42,100 and feel that this will meet our specific cash requirements for the next 3 to 12 months. In addition, we have completed a majority of the start-up organizational, fund-raising and research activities necessary to position us to start the next level of our business. We do not foresee the incurring of additional losses at this point. However, we must successfully complete the offering (at least the $100,000 minimum), the finalization of the design and implementation of our website, the establishment of binding agreements with musical instrument and accessory providers and their drop shipment partners culminating with the hiring of our controller followed by the hiring of an Internet-experienced chief executive officer. We anticipate that these efforts can be undertaken with the raising of the minimum of $100,000 from the offering. If we are unable to generate sufficient capital from our offering or revenue from operations to implement our business plans, we intend to explore all available alternatives for debt and equity financing, including private and public securities offerings. If those bootstrap efforts fail, we will have no choice but to close down.

     Initially, Mr. Ragsdale will be solely responsible for developing our business. However, when sufficient capital becomes available, we expect to employ a controller and a CEO. In addition, we expect to engage in continuing market research to monitor new market trends and other critical information deemed relevant to our business. This continuous research will take the form of electronic and market reports from our Internet hosting providers which will show the history of visits by customers to our various links on other websites as well as our own website.

     These electronic reports will be supplemented by the review of market literature, comparison shopping surveys and investigative surveys. This research will be provided as part of the web hosting costs which will be covered by our partnering relationships with our musical instrument and accessory manufacturers. If such arrangements can not be established, we expect such research to cost not more than $5,000 on an annualized basis. In any event, based on this market research, we expect to be able to assess existing and prospective trends and adjust our business plan accordingly.

Financial Condition, Capital Resources and Liquidity

General

     At October 31, 2001, we had $43,500 in assets and 11,000 in liabilities. Since inception, we have received $50,000 in cash as payment for the issuance of shares. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. Management expects to continue to have minimal working capital or a working capital deficit as a result of current liabilities.

Issuance of Stock

     At inception, we issued 6,000,000 "founders" shares of common stock valued at $6,000 to Mr. William H. Ragsdale for services rendered in setting up the company.

     From November 1998 through April 1999, we sold a total of 1,240,000 shares of common stock to Georgia and Florida residents for cash totaling $50,000. No underwriter was employed in connection with the offering and sale of the shares. The Company sold its stock in a self-underwritten offering conducted pursuant to
Section 3(b) of the Securities Act of 1933, as amended (the "Act"), and Rule 504 of Regulation D promulgated thereunder. This offering was made in Georgia and Florida. We undertook the offering of shares of common stock on August 1, 1999, and did not pay any underwriting discounts or commissions.

     Even though we believe with the successful minimal offering, we will obtain sufficient capital with which to implement our business plan on a limited scale, we do not expect to continue operations on a larger scale without an additional increase in revenue from the eventual launch of our website and/or and additional infusion of capital. In order to obtain additional equity financing, management may be required to dilute the interest of existing shareholders.

Net Operating Losses

     We have net operating losses carry-forwards of $23,568, expiring $13,880, $5,607 and $4,081 at October 31, 2019, 2020 and 2021. These operating expenses are related to start up, legal and organizational expenses. We also have a $3,500 deferred tax asset resulting from the loss carry- forwards. We have established a 100% valuation allowance for this asset. Until our current operations begin to produce earnings, our ability to utilize these carry-forwards is unclear.

Going Concern

     We are the subject of a "going concern" audit opinion. (See Appendix I.) Such qualification was issued because we have incurred losses from operations since inception. As of October 31, 2001, we had working capital of $32,400 that raises substantial doubt about our ability to continue as a going concern. We had an overall net cash outflow of $35,700 for the year ended October 31,2001 and incurred a net loss of $4,100 for the year ended October 31, 2001.

     There are no assurances that we will be able to successfully complete the offering of common stock or that the ultimate amounts raised will meet the our cash flow needs and be sufficient to fund our operations through 2002. In addition, there is no assurance that we will be able to successfully raise the funds necessary through alternative channels, should the offering not be successful. Further, there is no assurance that we will be able to successfully develop planned operations even if it is successful in acquiring the funds necessary, which may have a material impact on our financial position and results of operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

     There are several mitigating factors to these going concern issues. First, the purpose of the offering is to provide us with funds to carry out our business plan. Second, Mr. Ragsdale intends to leverage his musical talents and contacts into joint ventures with established 'bricks and mortars" musical instrument firms. He believes this is possible although he has not in fact pursued alternative funding and distribution channels to date.

     If the offering fails to raise sufficient capital, we intend to seek such funds through alternative channels, for example through venture capital firms and/or a joint venture with an established retailer or manufacturer. We are currently not able to evaluate the potential success of such alternative financing, as it has not attempted to seek such financing.

Historical Fact Versus Projection and Expectation

     Statements contained in this document which are not historical fact are forward-looking statements based upon management's current expectations. These subjective assessments are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied by the forward-looking statements.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In accordance with SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No.1 33," the Company delayed the implementation of SFAS No. 133, as amended by SFAS 138. The standard is effective January 1, 2001 and management does not expect the adoption of the standard to have any impact on the financial position or results of operations of the Company.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" summarizing the SEC's views in applying generally accepted accounting principles to various revenue recognition issues. Management believes that its revenue recognition practices are in conformity with SAB No. 101.

     In April 2000, the FASB issued FASB Interpretation No. 44 ("FIN No. 44"), "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB No. 25." We have adopted the provisions of FIN No. 44, and such adoption did not impact our results of operations.

     In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Asset and Extinguishment of Liabilities", a replacement of SFAS No. 125. The standard is effective in 2001 and management does not expect the standard to have any effect on our financial position or results of operations.

     In July 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." These standards are effective in 2001 and management does not expect the standards to have any effect on our financial position or results of operations.

     In July 2001, the SEC issued SAB 102 "Selected Loan Loss Allowance Methodology and Documentation Issues." We do not expect this SAB to have any effect on our financial position or results of operations.

     In August 2001, the FASB issuer SFAS No. 143 "Accounting for Asset Retirement Obligations." We do not expect the standard to have any effect on our financial position or results of operations.

     In October 2001 the FASB issued SFAS No. 144 "Accounting for the Impairment of Disposal of Long-lived Assets." We do not expect this standard to have any effect on our financial position or results of operations.

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

Item 7. Financial Statements

     The Financial Statements of ImagineNet Corp. and Notes to Financial Statements together with the Independent Auditor's Report of Durland and Company, CPA's, P.A., required by this Item 7 commence on page F-1 hereof and are incorporated herein by this reference. The Financial Statements filed as part of this Report on Form 10-KSB are listed in the Index to Financial Statements below:

                          INDEX TO FINANCIAL STATEMENTS




Independent Auditors' Report...............................................F-2

Balance Sheet..............................................................F-3

Statements of Operations...................................................F-4

Statements of Stockholders' Equity.........................................F-5

Statements of Cash Flows...................................................F-6

Notes to Financial Statement...............................................F-7

                          INDEPENDENT AUDITORS' REPORT





The Board of Directors and Stockholders
ImagineNet Corp.
(A Development Stage Enterprise)
West Palm Beach, Florida

We have audited the accompanying balance sheet of ImagineNet Corp., a development stage enterprise, as of October 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the two years then ended and the period from November 24, 1998 (Inception) through October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ImagineNet Corp. as of October 31, 2001 and the results of its operations and its cash flows for the two years then ended and the period from November 24, 1998 (Inception) through October 31, 2001, in conformity with generally accepted accounting principles.

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




/s/ Durland & Company, CPAs, P.A.
Durland & Company, CPAs, P.A.
Palm Beach, Florida
January 3, 2002

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                                  Balance Sheet




                                                                          October 31, 2001      October 31, 2000
                                                                        -------------------- ----------------------
                                 ASSETS
CURRENT ASSETS
  Cash                                                                  $              1,369 $               37,085
  Loans to related parties                                                            42,091                      0
                                                                        -------------------- ----------------------

          Total current assets                                                        43,460                 37,085
                                                                        -------------------- ----------------------

Total Assets                                                            $             43,460 $               37,085
                                                                        ==================== ======================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable
     Trade                                                              $              1,360 $                  572
     Related party note payable                                                        9,668                      0
                                                                        -------------------- ----------------------

          Total current liabilities                                                   11,028                    572
                                                                        -------------------- ----------------------

Total Liabilities                                                                     11,028                    572
                                                                        -------------------- ----------------------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value, authorized 10,000,000 shares;
      0 issued and outstanding                                                             0                      0
  Common stock, $0.001 par value, authorized 50,000,000 shares;
      7,240,000 issued and outstanding                                                 7,240                  7,240
  Additional paid-in capital                                                          48,760                 48,760
  Deficit accumulated during the development stage                                   (23,568)               (19,487)
                                                                        -------------------- ----------------------

          Total stockholders' equity                                                  32,432                 36,513
                                                                        -------------------- ----------------------

Total Liabilities and  Stockholders' Equity                             $             43,460 $               37,085
                                                                        ==================== ======================













     The accompanying notes are an integral part of the financial statements

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                            Statements of Operations




                                                                                                     From
                                                                                                November 24, 1998
                                                             Year Ended October 31,                (Inception)
                                                    ----------------------------------------        through
                                                           2001                 2000            October 31, 2001
                                                    ------------------- -------------------- ----------------------
REVENUES                                            $                 0 $                  0 $                    0
                                                    ------------------- -------------------- ----------------------

OPERATING EXPENSES:
   General and administrative expenses                            6,504                4,372                 15,991
   Legal fees - related party                                         0                1,236                  4,000
   Services - related party                                           0                    0                  6,000
                                                    ------------------- -------------------- ----------------------

          Total expenses                                          6,504                5,608                 25,991
                                                    ------------------- -------------------- ----------------------

OTHER INCOME (EXPENSE):
   Interest income                                                3,091                    0                  3,091
   Interest expense                                                (668)                   0                   (668)
                                                    ------------------- -------------------- ----------------------

          Total other income (expense)                            2,423                    0                  2,423
                                                    ------------------- -------------------- ----------------------

Net loss                                            $            (4,081)$             (5,608)$              (23,568)
                                                    =================== ==================== ======================

Loss per weighted average common share              $             (0.01)$              (0.01)
                                                    =================== ====================

Number of weighted average common shares
outstanding                                                   7,240,000            7,240,000
                                                    =================== ====================















     The accompanying notes are an integral part of the financial statements

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                       Statements of Stockholders' Equity




                                                                                           Deficit
                                                                                          Accumulated
                                                                          Additional       During the         Total
                                            Number of        Common         Paid-In       Development     Stockholders'
                                              Shares         Stock          Capital          Stage           Equity
                                           ------------- -------------- --------------- ---------------- ---------------
BEGINNING BALANCE, November 24, 1998                   0 $            0 $             0 $              0 $             0

 11/98 - founders' shares ($0.001/sh.)         6,000,000          6,000               0                0           6,000
 11/98 - cash ($0.01/sh.)                         40,000             40             360                0             400
 12/98 - cash ($0.01/sh.)                        260,000            260           2,340                0           2,600
  4/99 - cash ($0.05/sh.)                        940,000            940          46,060                0          47,000

Net loss                                               0              0               0          (13,880)        (13,880)
                                           ------------- -------------- --------------- ---------------- ---------------

BALANCE, October 31, 1999                      7,240,000          7,240          48,760          (13,880)         42,120

Net loss                                               0              0               0           (5,607)         (5,607)
                                           ------------- -------------- --------------- ---------------- ---------------

BALANCE, October 31, 2000                      7,240,000          7,240          48,760          (19,487)         36,513

Net loss                                               0              0               0           (4,081)         (4,081)
                                           ------------- -------------- --------------- ---------------- ---------------

ENDING BALANCE, October 31, 2001               7,240,000 $        7,240 $        48,760 $        (23,568)$        32,432
                                           ============= ============== =============== ================ ===============

















     The accompanying notes are an integral part of the financial statements

                                 ImagineNet Corp
                        (A Development Stage Enterprise)
                            Statements of Cash Flows




                                                                                                     From
                                                                                                November 24, 1998
                                                                  Year Ended October 31,         (Inception)
                                                              ------------------------------        through
                                                                   2001            2000          October 31, 2001
                                                              --------------- ---------------  ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $        (4,081)$        (5,608) $             (23,568)
Adjustments to reconcile net loss to net cash used by
operating activities:
        Stock issued for services                                           0               0                  6,000
Changes in operating assets and liabilities
        (Increase) decrease in interest receivable                     (3,091)              0                 (3,091)
        Increase (decrease) in accounts payable - trade                   788          (4,239)                 1,360
        Increase (decrease) in accounts payable - related party             0          (2,764)                     0
        Increase (decrease) in interest payable                           668               0                    668
                                                              --------------- ---------------  ---------------------

Net cash used by operating activities                                  (5,716)        (12,611)               (18,631)
                                                              --------------- ---------------  ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Loans to related parties                                      (39,000)              0                (39,000)
                                                              --------------- ---------------  ---------------------

Net cash used by investing activities                                 (39,000)              0                (39,000)
                                                              --------------- ---------------  ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of common stock                              0               0                 50,000
        Proceeds of loan from related party                             9,000               0                  9,000
                                                              --------------- ---------------  ---------------------

Net cash provided by financing activities                               9,000               0                 59,000
                                                              --------------- ---------------  ---------------------

Net increase (decrease) in cash                                       (35,716)        (12,611)                 1,369
                                                              --------------- ---------------  ---------------------

CASH, beginning of period                                              37,085          49,696                      0
                                                              --------------- ---------------  ---------------------

CASH, end of period                                           $         1,369 $        37,085  $               1,369
                                                              =============== ===============  =====================






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

     c) Net loss per share Basic and diluted loss per weighted average common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has no dilutive or anti-dilutive securities outstanding.

     d) Stock compensation for services rendered The Company issues shares of common stock in exchange for services rendered. The costs of the services are valued according to generally accepted accounting principles and have been charged to operations.

     e) Impact of recently issued accounting pronouncements No recently issued accounting pronouncements have any effect on the historical financial statements nor any currently expected effects on future financial statements of the Company.

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.001 par value common stock, and 10,000,000 shares of $0.001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 7,240,000 shares of common stock issued and outstanding at October 31, 2001. The Company had issued none of its shares of preferred stock at October 31, 2001. On November 24, 1998, the Company issued 6,000,000 shares of common stock to its founder and President for services rendered in connection with the organization of the Company. During the period ended July 1999, the Company issued 1,240,000 shares of common stock for $50,000 in cash.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $4,100, $5,600 and $13,900 expiring at October 31, 2021, 2020 and 2019, respectively. The amount recorded as deferred tax asset as of October 31, 2001 is approximately $3,500, which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(4) Loans Receivable from Related Parties In December 2000, the Company made two demand loans to related parties amounting to $35,000 and $4,000. Accrued interest amounted to $2,774 and $317 at October 31, 2001. At the time these loans were made, the Company did not immediately need the cash and the Company could earn a significantly higher return than a bank deposit with a low level of risk.

(5) Loan Payable to Related Party In December 2000 and June 2001, the Company borrowed $8,000 and $1,000 as a demand loan from a related party. Accrued interest amounted to $668 at October 31, 2001.

(6) Related Parties See Note (2) for shares issued for services. See Notes (4) and (5) for loans to and from related parties.

     During the period ended October 31, 1999, a shareholder and general counsel for the Company performed legal services in the amount of $2,764 on behalf of the Company. This amount was paid in the first quarter of fiscal 2000.

(7) Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $23,600 accumulated from November 24, 1998 (Inception) through October 31, 2001. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations. If this initial public offering on Form SB-1 as filed with the U.S. Securities and Exchange Commission fails to raise sufficient capital, the Company intends to seek such funds through alternative channels, for example - venture capital, or a joint venture with an established retailer or manufacturer. The Company is currently not able to evaluate the potential success of such alternative financing, as it has not attempted to seek such financing. If, in fact, no such alternative financing is available, the principals of the Company may invest additional cash personally in order to develop the business plan of the Company. If, in fact, this is the only funding available to the Company, it is expected that the plan of operations development will take substantially longer to develop.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9. Directors, Executive Officers, Promoters and Control Persons

William H. Ragsdale, President and Director

     William H. Ragsdale is a graduate of Oxford University, Atlanta, Georgia, in May 1990 with an Associate of Arts Degree and from Emory University with a Bachelor of Arts Degree in May, 1992. Mr. Ragsdale was employed as an assistant manager during 1992 and 1993 for The Bread Garden, a landscaping company. From 1993 to the present, Mr. Ragsdale has owned and operated Russell Landscaping and Maintenance. In addition, Mr. Ragsdale plays musical instruments with various bands in the Atlanta, Georgia area. Mr. Ragsdale believes this familiarity with musicians and musical instruments and the training and experience is what he brings to the business. Although he does not have any Internet marketing experience with musical instruments, we believe Mr. Ragsdale's practical business salesmanship skills as the owner of his own landscaping business combined with his special appreciation of music and extensive networking ability in the music field through his numerous working engagements as a member of various bands in the Atlanta region will expose us to many business opportunities and sales.

     Management is unable at this time to forecast with any degree of certainty the acceptance of the Company's funding programs or the expenses of doing business; however, IMAG intends to market its programs competitively in the Company's target markets.

Executive Officers and Directors

     Set forth below are the names, ages, positions with the Company and business experiences of the executive officers and directors of the Company.

Name                        Age      Position(s) with Company
----                        --       ------------------
Mr. William H. Ragsdale(4)  31       President, Secretary, Chief Executive
1506 Briarhill Lane NE               Officer &  Director
Atlanta, GA 30324

     (1) The above-named person may be deemed to be a "promoter" and/or a "parent" of the Company, as those terms are defined under the Rules and Regulations promulgated under the Act.

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

Compliance  with  Section  16(a)  of the  Securities  Exchange  Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of common stock and other equity securities of the Company on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, Mr. Ragsdale comprises all of the Company's executive officers, directors and greater than 10% beneficial owners of its common Stock, and has complied with Section 16(a) filing requirements applicable to him during the Company's fiscal year ended October 31, 2000.

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

Item 11. Security Ownership of Certain Beneficial Owners and Managers

     The following table sets forth information as of October 31, 2001 regarding the ownership of the Company's common stock by each shareholder known by the Company to be the beneficial owner of more than five percent of its outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

                                            Amount
Name and Address of                       Beneficially          Percent of
Beneficial Owner                            Owned               Class (1)
 ----------------                           -----                --------
Mr. William H. Ragsdale(2)(3)             6,000,000               82.9%
1506 Briarhill Lane NE
Atlanta, GA

All Executive Officers and Directors      6,000,000               82.9%
as a Group (one person)
-------------------

(1) Based upon 7,240,000 shares of the Company's Common Stock issued and outstanding as of October 31, 2001.
(2)  Sole Executive officer of the Company.
(3)  Sole Member of the Board of Directors of the Company.

Item 12.  Certain Relationships and Related Transactions:

     None.

Part III

Item 1.           Index to Exhibits
3(i).1   [1]      Articles of Incorporation of ImagineNet Corp.  filed November 24, 1998.

3(ii).1  [1]      Bylaws.

3.3      [2]      Form of Stock Certificate.

3.4      [2]      Subscription Agreement and Power of Attorney (attached to the Prospectus as
                  Exhibit A).

5.1      [2]      Opinion of Counsel as to the legality of the Shares.

10.1     [3]      Escrow Agreement between the Company and Duncan, Blum & Associates.

23.1     [2]      Consent of Counsel (Duncan, Blum & Associates).

23.2     [2]      Independent Auditors Consent to the incorporation by reference of financial statements of the company as of September 30, 2000 in Form SB-1.
---------------------------------

[1] Previously filed with the Company's Registration Statement on Form 10SB filed January 14, 2000.
[2] Previously filed with the Company's Registration Statement on Form SB-1 filed November 21, 2000.
[3] Previously filed with the Company's amended Registration Statement on Form SB-1 filed October 11, 2001.

     (b) No Reports on Form 8-K were filed during the fiscal year ended October 31, 2001, covered by this Annual Report on Form 10-KSB.

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ImagineNet Corp.
                                  (Registrant)

Date: February 13, 2002      By: /s/ William H. Ragsdale
                              --------------------------------------------------
                              William H. Ragsdale,  President, Secretary,
                              Chief Executive Officer and Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Date                   Signature                     Title
     ----                    ---------                   -----

February 12, 2002          By:/s/William H. Ragsdale
                           ---------------------------
                           William H. Ragsdale           President, Secretary,
                                                         Chief Executive Officer
                                                         & Director