Form 10QSB
period 2002-01-31
IMAGINENET CORP
filed 2002-03-13
CIK 1080495

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: January 31, 2002

Commission file no.: 000-28907

                                ImagineNet Corp.
                 -----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Nevada                                                65-0878035
------------------------------------                     -----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                               Identification No.)

222 Lakeview Ave., PMB 160
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

                    Common Stock, $0.001 par value per share
                ------------------------------------------------
                                (Title of class)

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

     As of January 31, 2002, there were 7,240,000 shares of voting stock of the registrant issued and outstanding.


                                     PART I

Item 1.           Financial Statements



                          INDEX TO FINANCIAL STATEMENTS




                          INDEX TO FINANCIAL STATEMENTS




Balance Sheet...............................................................F-2

Statements of Operations....................................................F-3

Statements of Stockholders' Equity..........................................F-4

Statements of Cash Flows....................................................F-5

Notes to Financial Statement................................................F-6

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                                  Balance Sheet



                                                                       January 31, 2002   October 31, 2001
                                                                      ------------------ ------------------
                                       ASSETS
CURRENT ASSETS
  Cash                                                                $            1,225 $            1,369
  Loans to related parties                                                        42,988             42,091
                                                                      ------------------ ------------------

          Total current assets                                                    44,213             43,460
                                                                      ------------------ ------------------

Total Assets                                                          $           44,213 $           43,460
                                                                      ================== ==================

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable
     Trade                                                            $            4,660 $            1,360
     Related party note payable                                                    9,853              9,668
                                                                      ------------------ ------------------

          Total current liabilities                                               14,513             11,028
                                                                      ------------------ ------------------

Total Liabilities                                                                 14,513             11,028
                                                                      ------------------ ------------------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value, authorized 10,000,000 shares;
      0 issued and outstanding                                                         0                  0
  Common stock, $0.001 par value, authorized 50,000,000 shares;
      7,240,000 issued and outstanding                                             7,240              7,240
  Additional paid-in capital                                                      48,760             48,760
  Deficit accumulated during the development stage                               (26,300)           (23,568)
                                                                      ------------------ ------------------

          Total stockholders' equity                                              29,700             32,432
                                                                      ------------------ ------------------

Total Liabilities and  Stockholders' Equity                           $           44,213 $           43,460
                                                                      ================== ==================







     The accompanying notes are an integral part of the financial statements

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                            Statements of Operations
                         Three Months Ended January 31,
                                   (Unaudited)




                                                                                                           From
                                                                                                      November 24, 1998
                                                                                                        (Inception)
                                                                                                          through
                                                                    2002               2001           January 31, 2002
                                                             ------------------ -------------------  -------------------
REVENUES                                                     $                0 $                 0  $                 0
                                                             ------------------ -------------------  -------------------

OPERATING EXPENSES:
   General and administrative expenses                                    3,445               4,000               19,436
   Legal fees - related party                                                 0                   0                4,000
   Services - related party                                                   0                   0                6,000
                                                             ------------------ -------------------  -------------------

          Total expenses                                                  3,445               4,000               29,436
                                                             ------------------ -------------------  -------------------

OTHER INCOME (EXPENSE):
   Interest income                                                          897                 429                3,988
   Interest expense                                                        (184)                (88)                (852)
                                                             ------------------ -------------------  -------------------

          Total other income (expense)                                      713                 341                3,136
                                                             ------------------ -------------------  -------------------

Net loss                                                     $           (2,732)$            (3,659) $           (26,300)
                                                             ================== ===================  ===================

Loss per weighted average common share                       $           (0.001)$             (0.001)
                                                             ================== ===================

Number of weighted average common shares outstanding                  7,240,000           7,240,000
                                                             ================== ===================










     The accompanying notes are an integral part of the financial statements

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                           Statements of Stockholders'
                      Equity Period from November 24, 1998
                      (Inception) through January 31, 2002



                                                                                           Deficit
                                                                                         Accumulated
                                                                           Additional     During the         Total
                                               Number of     Common          Paid-In      Development     Stockholders'
                                                 Shares       Stock          Capital         Stage           Equity
                                             ------------ -------------  -------------- --------------- ---------------
BEGINNING BALANCE, November 24, 1998                    0 $           0  $            0 $             0 $             0

 11/98 - founders' shares ($0.001/sh.)          6,000,000         6,000               0               0           6,000
 11/98 - cash ($0.01/sh.)                          40,000            40             360               0             400
 12/98 - cash ($0.01/sh.)                         260,000           260           2,340               0           2,600
  4/99 - cash ($0.05/sh.)                         940,000           940          46,060               0          47,000

Net loss                                                0             0               0         (13,880)        (13,880)
                                             ------------ -------------  -------------- --------------- ---------------

BALANCE, October 31, 1999                       7,240,000         7,240          48,760         (13,880)         42,120

Net loss                                                0             0               0          (5,607)         (5,607)
                                             ------------ -------------  -------------- --------------- ---------------

BALANCE, October 31, 2000                       7,240,000         7,240          48,760         (19,487)         36,513

Net loss                                                0             0               0          (4,081)         (4,081)
                                             ------------ -------------  -------------- --------------- ---------------

BALANCE, October 31, 2001                       7,240,000         7,240          48,760         (23,568)         32,432

Net loss                                                0             0               0          (2,732)         (2,732)
                                             ------------ -------------  -------------- --------------- ---------------

ENDING BALANCE, January 31, 2002
(unaudited)                                     7,240,000 $       7,240  $       48,760 $       (26,300)$        29,700
                                             ============ =============  ============== =============== ===============











     The accompanying notes are an integral part of the financial statements

                                ImagineNet Corp
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                         Three Months Ended January 31,
                                   (Unaudited)



                                                                                                    From
                                                                                                November 24, 1998
                                                                                                  (Inception)
                                                                                                   through
                                                                    2002          2001          January 31, 2002
                                                                 -------------- -------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         $       (2,732)$      (3,659) $           (26,300)
Adjustments to reconcile net loss to net cash used by
operating activities:
        Stock issued for services                                             0             0                6,000
Changes in operating assets and liabilities
        (Increase) decrease in interest receivable                         (897)         (429)              (3,988)
        Increase (decrease) in accounts payable - trade                   3,300          (572)               4,660
        Increase (decrease) in accounts payable - related party               0             0                    0
        Increase (decrease) in interest payable                             185            87                  853
                                                                 -------------- -------------  -------------------

Net cash used by operating activities                                      (144)       (4,573)             (18,775)
                                                                 -------------- -------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Loans to related parties                                              0       (39,000)             (39,000)
                                                                 -------------- -------------  -------------------

Net cash used by investing activities                                         0       (39,000)             (39,000)
                                                                 -------------- -------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of common stock                                0             0               50,000
        Proceeds of loan from related party                                   0         8,000                9,000
                                                                 -------------- -------------  -------------------

Net cash provided by financing activities                                     0         8,000               59,000
                                                                 -------------- -------------  -------------------

Net increase (decrease) in cash                                            (144)      (35,573)               1,225
                                                                 -------------- -------------  -------------------

CASH, beginning of period                                                 1,369        37,085                    0
                                                                 -------------- -------------  -------------------

CASH, end of period                                              $        1,225 $       1,512  $             1,225
                                                                 ============== =============  ===================















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

     f) Interim financial information The financial statements for the three months ended January 31, 2002 and 2001 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.001 par value common stock, and 10,000,000 shares of $0.001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 7,240,000 shares of common stock issued and outstanding at January 31, 2002. The Company had issued none of its shares of preferred stock at January 31, 2002. On November 24, 1998, the Company issued 6,000,000 shares of common stock to its founder and President for services rendered in connection with the organization of the Company. During the period ended July 1999, the Company issued 1,240,000 shares of common stock for $50,000 in cash.

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $2,700, $4,100, $5,600 and $13,900 expiring at October 31, 2022, 2021, 2020 and 2019, respectively. The amount recorded as deferred tax asset as of January 31, 2002 is approximately $4,000, which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(4) Loans Receivable from Related Parties In December 2000, the Company made two demand loans to related parties amounting to $35,000 and $4,000. Accrued interest amounted to $3,579 and $409 at January 31, 2002. At the time these loans were made, the Company did not immediately need the cash and the Company could earn a significantly higher return than a bank deposit with a low level of risk.

(5) Loan Payable to Related Party In December 2000 and June 2001, the Company borrowed $8,000 and $1,000 as a demand loan from a related party. Accrued interest amounted to $852 at January 31, 2002.

(6) Related Parties See Note (2) for shares issued for services. See Notes (4) and (5) for loans to and from related parties.

     During the period ended October 31, 1999, a shareholder and general counsel for the Company performed legal services in the amount of $2,764 on behalf of the Company. This amount was paid in the first quarter of fiscal 2000.

(7) Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $26,300 accumulated from November 24, 1998 (Inception) through January 31, 2002. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations. If this initial public offering on Form SB-1 as filed with the U.S. Securities and Exchange Commission fails to raise sufficient capital, the Company intends to seek such funds through alternative channels, for example - venture capital, or a joint venture with an established retailer or manufacturer. The Company is currently not able to evaluate the potential success of such alternative financing, as it has not attempted to seek such financing. If, in fact, no such alternative financing is available, the principals of the Company may invest additional cash personally in order to develop the business plan of the Company. If, in fact, this is the only funding available to the Company, it is expected that the plan of operations development will take substantially longer to develop.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

     Since inception, we have conducted no business operations except for organizational, capital- raising and market research activities. For the period from inception through January 31, 2002, we have had no revenue from operations and accumulated operating expenses amounted to $29,436. These operating expenses are related to start up, legal and organizational expenses. We propose to sell musical instruments and related devices to the public via the Internet.

     We have approximately $1,235 in cash currently in the bank and a demand loan receivable of $42,988 and feel that this will meet our specific cash requirements for the next 3 to 9 months. In addition, we have completed a majority of the start-up organizational, fund-raising and research activities necessary to position us to start the next level of our business. We do not foresee the incurring of additional losses at this point. However, we must successfully complete the current offering of securities (at least the $100,000 minimum), the finalization of the design and implementation of our website, the establishment of binding agreements with musical instrument and accessory providers and their drop shipment partners culminating with the hiring of our controller followed by the hiring of an Internet-experienced chief executive officer. We anticipate that these efforts can be undertaken with the raising of the minimum of $100,000 from the offering. If we are unable to generate sufficient capital from our offering or revenue from operations to implement our business plans, we intend to explore all available alternatives for debt and equity financing, including private and public securities offerings. If those bootstrap efforts fail, we will have no choice but to close down.

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

     These electronic reports will be supplemented by the review of market literature, comparison shopping surveys and investigative surveys. This research will be provided as part of the web hosting costs which will be covered by our partnering relationships with our musical instrument and accessory manufacturers. If such arrangements cannot be established, we expect such research to cost not more than $5,000 on an annualized basis. In any event, based on this market research, we expect to be able to assess existing and prospective trends and adjust our business plan accordingly.

Financial Condition, Capital Resources and Liquidity

     At January 31, 2002, the Company had assets totaling $44,213 and liabilities of $14,513 attributable to a short term, related party, note payable and professional fees. Since the Company's inception, it has received $50,000 in cash contributed as consideration for the issuance of shares of common stock.

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

 Net Operating Losses

     The Company has net operating loss carry-forwards for income tax purposes of approximately $2,700, $4,100, $5,600 and $13,900 expiring at October 31, 2022, 2021, 2020 and 2019, respectively. The company has an approximate $4,000 deferred tax asset resulting from the loss carry-forwards, for which it has established a 100% valuation allowance. Until the Company's current operations begin to produce earnings, it is unclear as to the ability of the Company to utilize such carry-forwards.

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

None


Item 3. Defaults in Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending January 31, 2002, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

     The Company filed an SB-1 Registration Statement on November 21, 2001 for the purpose of selling at a minimum 100,000 and a maximum of 1,000,000 shares at an offering price of $1.00 per share. Selling Shareholders may also sell up to 840,000 additional shares. The effective date of this Registration Statement is February 11, 2002. Proceeds from the sale of shares from this offering by the Company are expected to be used to continue business operations and expand the scope of the business.

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.       Description
------------------------------------------------
3(i).1   [1]      Articles of Incorporation of ImagineNet Corp.  filed November 24, 1998.

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

     (b) No Reports on Form 8-K were filed during the quarter ended January 31, 2002

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


                                ImagineNet Corp.
                            ------------------------
                                  (Registrant)



Date: March 12, 2002       By:      /s/ William H. Ragsdale
                                    ------------------------
                                    William H. Ragsdale
                                    President