Form 10QSB
period 2002-07-31
IMAGINENET CORP
filed 2002-09-12
CIK 1080495

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: July 31, 2002

Commission file no.: 000-28907

                                ImagineNet Corp.
                -------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Nevada                                           65-0878035
------------------------------------        ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)                             Identification No.)

222 Lakeview Ave., PMB 160
West Palm Beach, FL                                         33401
-------------------------------------       ------------------------------------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number:  (561) 832-5696

Securities to be registered under Section 12(b) of the Act:

     Title of each class                             Name of each exchange
                                                      on which registered

         None                                                None
-----------------------------------          -----------------------------------

Securities to be registered under Section 12(g) of the Act:

                    Common Stock, $0.001 par value per share
                    -----------------------------------------
                                (Title of class)

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

     As of July 31, 2002, there were 7,240,000 shares of voting stock of the registrant issued and outstanding.


                                     PART I

Item 1. Financial Statements


                          INDEX TO FINANCIAL STATEMENTS




Balance Sheet................................................................F-2

Statements of Operations.....................................................F-3

Statements of Stockholders' Equity...........................................F-4

Statements of Cash Flows.....................................................F-5

Notes to Financial Statement.................................................F-6

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                                  Balance Sheet




                                                                   July 31, 2002        October 31, 2001
                                                                -------------------- ----------------------
                                                                    (unaudited)
                                 ASSETS
CURRENT ASSETS
  Cash                                                          $                 17 $                1,369
  Loans to related parties                                                    44,753                 42,091
                                                                -------------------- ----------------------

          Total current assets                                                44,770                 43,460
                                                                -------------------- ----------------------

Total Assets                                                    $             44,770 $               43,460
                                                                ==================== ======================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable
     Trade                                                      $                660 $                1,360
     Related party note payable                                               14,295                  9,668
                                                                -------------------- ----------------------

          Total current liabilities                                           14,955                 11,028
                                                                -------------------- ----------------------

Total Liabilities                                                             14,955                 11,028
                                                                -------------------- ----------------------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value, authorized
      10,000,000 shares; 0 issued and outstanding                                  0                      0
  Common stock, $0.001 par value, authorized
      50,000,000 shares; 7,240,000 issued and outstanding                      7,240                  7,240
  Additional paid-in capital                                                  48,760                 48,760
  Deficit accumulated during the development stage                           (26,185)               (23,568)
                                                                -------------------- ----------------------

          Total stockholders' equity                                          29,815                 32,432
                                                                -------------------- ----------------------

Total Liabilities and  Stockholders' Equity                     $             44,770 $               43,460
                                                                ==================== ======================









     The accompanying notes are an integral part of the financial statements

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)




                                                                                                      From
                                                                                                November 24, 1998
                                              Three Months Ended        Nine Months Ended          (Inception)
                                                   July 31,                 July 31,                 through
                                            ----------------------- -------------------------
                                                2002        2001        2002         2001         July 31, 2002
                                            ------------ ---------- ------------ ------------ ---------------------
REVENUES                                    $          0 $        0 $          0 $          0 $                   0
                                            ------------ ---------- ------------ ------------ ---------------------

OPERATING EXPENSES:
   General and administrative expenses               660      1,048        4,653        5,596                20,644
   Legal fees - related party                          0          0            0            0                 4,000
   Services - related party                            0          0            0            0                 6,000
                                            ------------ ---------- ------------ ------------ ---------------------

          Total expenses                             660      1,048        4,653        5,596                30,644
                                            ------------ ---------- ------------ ------------ ---------------------

OTHER INCOME (EXPENSE):
   Interest income                                   897        897        2,662        2,194                 5,753
   Interest expense                                 (264)      (195)        (626)        (461)               (1,294)
                                            ------------ ---------- ------------ ------------ ---------------------

          Total other income (expense)               633        702        2,036        1,733                 4,459
                                            ------------ ---------- ------------ ------------ ---------------------

Net income (loss)                           $        (27)$     (346)$     (2,617)$     (3,863)$             (26,185)
                                            ============ ========== ============ ============ =====================

Income (loss) per weighted average common
share                                       $     (0.001)$   (0.001)$     (0.001)$     (0.001)
                                             ============ ========== ============ ============

Number of weighted average common shares
outstanding                                           7,240,000  7,240,000    7,240,000    7,240,000
                                                   ============ ========== ============ ============










     The accompanying notes are an integral part of the financial statements

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                       Statements of Stockholders' Equity
                    Period from November 24, 1998 (Inception)
                             through July 31, 2002


                                                                                            Deficit
                                                                                          Accumulated
                                                                          Additional       During the         Total
                                            Number of        Common         Paid-In       Development     Stockholders'
                                              Shares         Stock          Capital          Stage           Equity
                                           ------------- -------------- --------------- ---------------- ---------------
BEGINNING BALANCE, November 24, 1998                   0 $            0 $             0 $              0 $             0

 11/98 - founders' shares ($0.001/sh.)         6,000,000          6,000               0                0           6,000
 11/98 - cash ($0.01/sh.)                         40,000             40             360                0             400
 12/98 - cash ($0.01/sh.)                        260,000            260           2,340                0           2,600
  4/99 - cash ($0.05/sh.)                        940,000            940          46,060                0          47,000

Net loss                                               0              0               0          (13,880)        (13,880)
                                           ------------- -------------- --------------- ---------------- ---------------

BALANCE, October 31, 1999                      7,240,000          7,240          48,760          (13,880)         42,120

Net loss                                               0              0               0           (5,607)         (5,607)
                                           ------------- -------------- --------------- ---------------- ---------------

BALANCE, October 31, 2000                      7,240,000          7,240          48,760          (19,487)         36,513

Net loss                                               0              0               0           (4,081)         (4,081)
                                           ------------- -------------- --------------- ---------------- ---------------

BALANCE, October 31, 2001                      7,240,000          7,240          48,760          (23,568)         32,432

Net loss                                               0              0               0           (2,617)         (2,617)
                                           ------------- -------------- --------------- ---------------- ---------------

ENDING BALANCE, July 31, 2002 (unaudited)      7,240,000 $        7,240 $        48,760 $(26,185)        $        29,815
                                           ============= ============== =============== ================ ===============














     The accompanying notes are an integral part of the financial statements

                                 ImagineNet Corp
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                           Nine Months Ended July 31,
                                   (Unaudited)



                                                                                                       From
                                                                                                 November 24, 1998
                                                                                                    (Inception)
                                                                                                      through
                                                                   2002            2001            July 31, 2002
                                                              --------------- ---------------  ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $        (2,617)$        (3,863) $             (26,185)
Adjustments to reconcile net loss to net cash used by
operating activities:
        Stock issued for services                                           0               0                  6,000
Changes in operating assets and liabilities
        (Increase) decrease in interest receivable                     (2,662)         (2,194)                (5,753)
        Increase (decrease) in accounts payable - trade                  (700)            (72)                   660
        Increase (decrease) in interest payable                           627             460                  1,295
                                                              --------------- ---------------  ---------------------

Net cash used by operating activities                                  (5,352)         (5,669)               (23,983)
                                                              --------------- ---------------  ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Loans to related parties                                            0         (39,000)               (39,000)
                                                              --------------- ---------------  ---------------------

Net cash used by investing activities                                       0         (39,000)               (39,000)
                                                              --------------- ---------------  ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of common stock                              0               0                 50,000
        Proceeds of loan from related party                             4,000           9,000                 13,000
                                                              --------------- ---------------  ---------------------

Net cash provided by financing activities                               4,000           9,000                 63,000
                                                              --------------- ---------------  ---------------------

Net increase (decrease) in cash                                        (1,352)        (35,669)                    17
                                                              --------------- ---------------  ---------------------

CASH, beginning of period                                               1,369          37,085                      0
                                                              --------------- ---------------  ---------------------

CASH, end of period                                           $            17 $         1,416  $                  17
                                                              =============== ===============  =====================
















     The accompanying notes are an integral part of the financial statements

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                   (Information with regard to the nine months
                   ended July 31, 2002 and 2001 is unaudited)


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

     f) Interim financial information The financial statements for the nine months ended July 31, 2002 and 2001 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.001 par value common stock, and 10,000,000 shares of $0.001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 7,240,000 shares of common stock issued and outstanding at July 31, 2002. The Company had issued none of its shares of preferred stock at April 30, 2002. On November 24, 1998, the Company issued 6,000,000 shares of common stock to its founder and President for services rendered in connection with the organization of the Company. During the period ended July 1999, the Company issued 1,240,000 shares of common stock for $50,000 in cash.

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $2,600, $4,100, $5,600 and $13,900 expiring at October 31, 2022, 2021, 2020 and 2019, respectively. The amount recorded as deferred tax asset as of July 31, 2002 is approximately $4,000, which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(4) Loans Receivable from Related Parties In December 2000, the Company made two demand loans to related parties amounting to $35,000 and $4,000. Accrued interest amounted to $4,358 and $498 at July 31, 2002. At the time these loans were made, the Company did not immediately need the cash and the Company could earn a significantly higher return than a bank deposit with a low level of risk.

(5) Loan Payable to Related Party In December 2000, June 2001 and June 2002, the Company borrowed $8,000, $1,000 and $4,000 as a demand loan from a related party. Accrued interest amounted to $1,295 at July 31, 2002.

(6) Related Parties See Note (2) for shares issued for services. See Notes (4) and (5) for loans to and from related parties.

     During the period ended October 31, 1999, a shareholder and general counsel for the Company performed legal services in the amount of $2,764 on behalf of the Company. This amount was paid in the first quarter of fiscal 2000.

(7) Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $26,200 accumulated from November 24, 1998 (Inception) through July 31, 2002. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations. If this initial public offering on Form SB-1 as filed with the U.S. Securities and Exchange Commission fails to raise sufficient capital, the Company intends to seek such funds through alternative channels, for example - venture capital, or a joint venture with an established retailer or manufacturer. The Company is currently not able to evaluate the potential success of such alternative financing, as it has not attempted to seek such financing. If, in fact, no such alternative financing is available, the principals of the Company may invest additional cash personally in order to develop the business plan of the Company. If, in fact, this is the only funding available to the Company, it is expected that the plan of operations development will take substantially longer to develop.

(8)  Subsequent Events
     (a) Stockholders' Equity In August 2002, the Company received $100,000 in exchange for 100,000 shares of the Company's common stock under its SB-1 public offering.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

     Since inception, we have conducted no business operations except for organizational, capital- raising and market research activities. For the period from inception through July 31, 2002, we have had no revenue from operations and accumulated operating expenses amounted to $30,644. These operating expenses are related to start up, legal and organizational expenses. We propose to sell musical instruments and related devices to the public via the Internet.

     We have approximately $17 in cash currently in the bank and a demand loan receivable of $44,753 and feel that this will meet our specific cash requirements for the next 3 to 9 months. In addition, we have completed a majority of the start-up organizational, fund-raising and research activities necessary to position us to start the next level of our business. We do not foresee the incurring of additional losses at this point. However, we must successfully complete the current offering of securities, the finalization of the design and implementation of our website, the establishment of binding agreements with musical instrument and accessory providers and their drop shipment partners culminating with the hiring of our controller followed by the hiring of an Internet- experienced chief executive officer.

     In August 2002, we sold 100,000 shares of the Company's common stock under the Company's current SB-1 offering. We anticipate that the efforts described above can be undertaken with the $100,000 raised so far from the current offering. If we are unable to generate sufficient capital from our offering or revenue from operations to implement our business plans, we intend to explore all available alternatives for debt and equity financing, including private and public securities offerings. If those bootstrap efforts fail, we will have no choice but to close down.

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

Financial Condition, Capital Resources and Liquidity

     At July 31, 2002, the Company had assets totaling $44,770 and liabilities of $14,955 attributable to a short term, related party, note payable and professional fees. Since the Company's inception, it has received $150,000 in cash contributed as consideration for the issuance of shares of common stock, with the recent subscription in the amount of $100,000 in August 2002.

     The Company, at inception, issued 6,000,000 shares of the Company's common stock to Mr. Ragsdale, the sole executive officer and director of The Company, as founders shares. From October through December 1998, the Company received gross proceeds of $50,000 from the sale of a total of 1,240,000 shares of common stock in an offering conducted pursuant to Section 3(b) of the Act, as amended (the "Act"), and Rule 504 of Regulation D promulgated thereunder ("Rule 504"). These offerings were made in the State of Georgia and Florida. Even though management believes, without assurance, that it will has now obtained sufficient capital with which to implement its business plan on a limited scale, there can be no assurance that the Company can continue in operation without another infusion of capital. In order to obtain additional equity financing, management may be required to dilute the interest of existing shareholders or forego a substantial interest of its revenues, if any.

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

None

Item 3. Defaults in Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending July 31, 2002, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

     In June 2002, the Company borrowed $4,000 as a demand loan from a related party to pay for accounting services.

     In August 2002, the Company sold 100,000 shares of its common stock to one investor for $100,000 pursuant to its SB-1 Registration Statement.

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

99.1      *       Sarbanes-Oxley Certification by Chief Executive Officer.

99.2      *       Sarbanes-Oxley Certification by Chief Financial Officer.
---------------------------------

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


                                ImagineNet Corp.
                            ------------------------
                                  (Registrant)



Date: September 9, 2002       By: /s/ William H. Ragsdale
                              -------------------------------------
                              William H. Ragsdale
                              President

                                 CERTIFICATIONS

I, William Ragsdale, certify that:

     1. I have  reviewed  this  quarterly  report on Form  10-QSB of  ImagineNet
Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 10, 2002

/s/ William Ragsdale
---------------------------------------------
William Ragsdale
Chief Executive Officer (or equivalent thereof)





I, William Ragsdale, certify that:

     1. I have  reviewed  this  quarterly  report on Form  10-QSB of  ImagineNet
Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 10, 2002

/s/ William Ragsdale
---------------------------------------------
William Ragsdale
Chief Financial Officer (or equivalent thereof)