Form 10KSB
period 2002-10-31
IMAGINENET CORP
filed 2003-01-23
CIK 1080495

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2002

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________



Commission file no.: 000-28907

                                ImagineNet Corp.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

Nevada                                                          65-0878035
-------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

222 Lakeview Ave., PMB 160
West Palm Beach, FL                                               33401
---------------------------------------                     -------------------
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

                         Common Stock, $0.001 par value
                                (Title of class)

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

Yes [X]           No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $0.

Of the 7,340,000 shares of voting stock of the registrant issued and outstanding as of October 31, 2002, 1,340,000 shares are held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

                                     PART I

Item 1. Description of Business.

(a) Business Development.

IMAGINENET CORP. (hereinafter referred to as the "Company" or "IMAG") was organized under the laws of the State of Nevada on November 24, 1998. The Company is a developmental stage company organized by William H. Ragsdale, the President and Director and sole executive of the Company, whose aim is to sell and distribute musical and related instruments and devices via the Internet to the general public. The Company's offices are presently located at 222 Lakeview Avenue, PMB 160, West Palm Beach, FL 33401 and its telephone number is (561) 832-5696.

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

Timeline of Company Efforts

The Company has filed a prospectus on Form SB-1 for the purpose of registering between 100,000 and 1,000,000 shares for sale (the "Registration Statement"). The Registration Statement was declared effective by the SEC on February 11, 2002. $100,000 has been raised in August 2002. We expect to be able to utilize this offering as the primary focus to achieve the raising of such capital.

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

Now that we have raised the minimum of $100,000, we should be able to (1) develop our website; (2) establish our "drop shipment" arrangement; (3) obtain contractual supply commitments with music product manufacturers; and (4) launch our website. The fourth and final stage will also entail advertising our company and our new website on various popular websites, such as Amazon.com, Yahoo and AOL via links which will gain the attention of our targeted market and allow them to "click through" directly to our website. We are currently in the process of pursuing the above milestones. Funds generated from this offering will be used at each step of the above-described milestones. We have already begun researching the musical industry and Mr. Ragsdale has expended costs of approximately $25,100 towards the purchase of equipment, printing, legal and accounting expenses and is committed to the success of our business plan.

We have delayed development and launch of our website even though the minimum offering amount has been raised. We feel, as does our initial investor in the current offering, that economic conditions are not suitable for an internet startup business aimed at selling and distributing musical and related instruments and devices. Instead we have, with the consent of such initial investor, chosen to invest the initial money raised and earn interest on such monies until such time as management feels that the economic environment is suitable for launch of the Company's business plan.

At that time, we expect the preliminary letters of agreement will be converted into firm contracts. In conjunction with the establishment of the preliminary letters of agreement, we will establish a "drop shipment" arrangement with each musical instrument and accessory supplier. The carrier of choice by a majority of our projected suppliers is United Parcel Service ("UPS"). This "drop shipment" arrangement will also become a firm contractual commitment between us and our suppliers.

Upon launch of our business plan, we will seek to employ additional key personnel. We view the addition of a controller with excellent accounting skills to be an essential. It will be our controller's responsibility to monitor the order flow from our future website, keeping accurate track of our cash flow and net revenue. In addition, as we progress into a fully operational business entity, we will add to management an experienced executive officer who has Internet marketing experience. We anticipate that this position will be filled within 20 days of the decision by management to launch the business plan. We strongly believe that Mr. Ragsdale's initial entrepreneurial vision will enable us to successfully launch our business model; however, we believe that it will take a seasoned Internet marketing executive to enable us to grow beyond the start-up stage and into a successful and profitable business entity. It is anticipated that we will incur an annual average salary expense of $75,000 per executive. In addition to their annual salaries, we will offer a stock option plan and employee profit sharing plan. However, neither plan has been created as of the date of this report.

Within two months after we begin development of the Company's website, it will be our primary focus to finalize the design of our company website. It is our goal to partner with our musical instrument and accessory manufacturers in the design and expense of our website. It will carry video and audio streaming technology and be continually upgraded as new technology is introduced to the market. We will retain a consultant to assist in the design of our website and have budgeted an annualized expense of $50,000 for the expense. We anticipate the actual cost of the website itself will be fully subsidized from the partnering efforts and ongoing arrangements with our prospective musical instrument and accessory manufacturers.

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

Notwithstanding the recent collapse of the retail segment of the e-commerce industry, our initial marketing plan will be to establish prominent links on high traffic commercial websites and educational websites. We believe such efforts will be successful since we intend to bring Mr. Ragsdale's musician contacts together with established "bricks and mortar" musical instrument suppliers to form joint venture partnerships. Moreover, while other e-commerce sites may be better funded, our overhead will be extremely limited. In fact, we do not expect to incur significant costs unless sales, in fact, do occur. In effect, we will act as a broker in the market between the manufacturer or distributor of musical instruments and an interested purchaser.

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

Since these discussions with musical instruments suppliers have not occurred to date, there is no guarantee we will be able to enter into satisfactory agreements with them. We currently have the financial resources to commence website development which will provide us with not only business operating viability but also the credibility required to obtain firm contractual supply commitments and potential advertising revenues from many of the above musical instrument and accessory suppliers

Advertising

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

EASY HOME PAGE TOPIC FINDER. We will design the home page with user friendly simplicity, without the busy clutter found in many retail and business focused websites, to facilitate navigation by both retail and corporate users. The link selections on the home page will be limited to only few major categories such as Company Information and Product Information. With the movement of the mouse prompter to a listed category, a window will appear to reveal the sub-categories, much like the features found in the menu of current Window-based software. In this manner, the sub-categories are hidden within the home page which can be easily altered, without any modification required on the HTML file of the home page. This function allows additional product page links to be added onto the website with ease and speed in the future. A random search feature will also be available to visitors to search the website "link tree" based on a given key word. This feature is essential to the operation of a marketing website, since each page is too limited in space to provide a list of all potential search topics without obstructing the actual intended subjects of the page.

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

Website Improvement.

We also expect to budget some of the funds, if $550,000 to $1,000,000 in shares are sold, for improvement of our website once it has been developed. Some of these improvements may include:

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

CORPORATE ADVERTISEMENT SALE. Launch of our website is partially dependent upon the success of the offering, now that the minimum has already been raised. We intend to try to generate additional income by selling a limited number of ad spaces on our website to musical instrument financing firms and to manufacturers. Advertisers will pay us an agreed upon amount in order to solicit customers for themselves by advertising on our website. However, there can be no assurance of our ability to generate income in this manner. In fact, the Company has delayed development and launch of its website due to the dramatic decrease in revenues generated by advertisement on the internet.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the Company's shareholders, through the solicitation of proxies or otherwise during the fiscal year ended October 31, 2002, covered by this report.

                                     Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Market Information.

There has been no established public trading market for the common stock since the Company's inception on November 24,1998.

(b) Holders.

As of October 31, 2002, the Company had 29 shareholders of record of its 7,340,000 outstanding shares of common stock.

(c) Dividends.

The Company has never paid or declared any dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Transfer Agent

The Company is serving as its own transfer agent until its common stock becomes eligible for quotation with NASD.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Since inception, we have conducted no business operations except for organizational, capital- raising and market research activities. For the period from inception through October 31, 2002, we have had no revenue from operations and accumulated operating expenses amounted to $47,771. These operating expenses are related to start up, legal and organizational expenses. We propose to sell musical instruments and related devices to the public via the Internet.

We have  approximately  $890 in cash  currently  in the bank  and a demand  loan receivable of $120,655 and feel that this will meet our specific cash requirements for the next 12 to 24 months. In addition, we have completed a majority of the start-up organizational, fund-raising and research activities necessary to position us to start the next level of our business. We do not foresee the incurring of additional losses at this point. However, we must successfully complete the offering, finalization of the design and implementation of our website, the establishment of binding agreements with musical instrument and accessory providers and their drop shipment partners culminating with the hiring of our controller followed by the hiring of an Internet-experienced chief executive officer. We anticipate that these efforts can be undertaken with the raising of the minimum of $100,000 from the offering. If we are unable to generate sufficient additional capital from our offering or revenue from operations to implement our business plans, we intend to explore all available alternatives for debt and equity financing, including private and public securities offerings. If those bootstrap efforts fail, we will have no choice but to close down.

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

Financial Condition, Capital Resources and Liquidity

General

At October 31, 2002, we had $122,885 in assets and $8,510 in liabilities, as compared to assets of $43,460 and liabilities of $11,028 at October 31, 2001. Since inception, we have received $50,000 in cash as payment for the issuance of shares. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. Management expects to continue to have minimal working capital or a working capital deficit as a result of current liabilities.

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

In August 2002, the Company sold 100,000 shares of its common stock to one investor for $100,000 pursuant to its Registration Statement, thereby satisfying the minimum offering amount.

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

Net Operating Losses

We have net operating losses carry-forwards of $41,600, expiring $18,000, $4,100 and $5,600 and $13,900 at October 31, 2022, 2021 2020 and 2019, respectively.
These operating expenses are related to start up, legal and organizational expenses. We also have a $6,000 deferred tax asset resulting from the loss carry- forwards. We have established a 100% valuation allowance for this asset. Until our current operations begin to produce earnings, our ability to utilize these carry-forwards is unclear.

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

In April 2002, the FASB issued SFAS 145 "Recision of SFASs 4, 44 and 64, Amendment of SFAS 13 and Technical Corrections." Management does not expect this standard to have any effect on our financial position or results of operations.

In June 2002, the FASB issued SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities." Management does not expect this standard to have any effect on our financial position or results of operations.

In October 2002, the FASB issued SFAS 147 "Acquisition of Certain Financial Institutions." Management does not expect this standard to have any effect on our financial position or results of operations.

Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Annual Report on Form 10-KSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

     (i) this Annual Report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report on Form 10-KSB, and

     (ii) the financial statements, and other financial information included in this Annual Report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report on Form 10-KSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

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

Statements of Cash Flows...................................................F-6

Notes to Financial Statement...............................................F-7

                          INDEPENDENT AUDITORS' REPORT





The Board of Directors and Stockholders
ImagineNet Corp.
(A Development Stage Enterprise)
West Palm Beach, Florida

We have audited the accompanying balance sheet of ImagineNet Corp., a development stage enterprise, as of October 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the two years then ended and the period from November 24, 1998 (Inception) through October 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ImagineNet Corp. as of October 31, 2002 and the results of its operations and its cash flows for the two years then ended and the period from November 24, 1998 (Inception) through October 31, 2002, in conformity with accounting principles generally accepted in the United States.






                                                /s/Durland & Company, CPAs, P.A.
                                                   Durland & Company, CPAs, P.A.
Palm Beach, Florida
January 3, 2003

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                                  Balance Sheet




                                                                          October 31, 2002      October 31, 2001
                                                                        -------------------- ----------------------
                                 ASSETS
CURRENT ASSETS
  Cash                                                                  $                890 $                1,369
  Loans to third parties                                                             120,655                 42,091
   Prepaid expenses                                                                    1,340                      0
                                                                        -------------------- ----------------------

          Total current assets                                                       122,885                 43,460
                                                                        -------------------- ----------------------

Total Assets                                                            $            122,885 $               43,460
                                                                        ==================== ======================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable
     Trade                                                              $                  0 $                1,360
     Related party note payable                                                        8,510                  9,668
                                                                        -------------------- ----------------------

          Total current liabilities                                                    8,510                 11,028
                                                                        -------------------- ----------------------

Total Liabilities                                                                      8,510                 11,028
                                                                        -------------------- ----------------------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value, authorized 10,000,000 shares;
      0 issued and outstanding                                                             0                      0
  Common stock, $0.001 par value, authorized 50,000,000 shares;
      7,340,000 and 7,240,000 issued and outstanding                                   7,340                  7,240
  Additional paid-in capital                                                         148,660                 48,760
  Deficit accumulated during the development stage                                   (41,625)               (23,568)
                                                                        -------------------- ----------------------

          Total stockholders' equity                                                 114,375                 32,432
                                                                        -------------------- ----------------------

Total Liabilities and  Stockholders' Equity                             $            122,885 $               43,460
                                                                        ==================== ======================






     The accompanying notes are an integral part of the financial statements

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                            Statements of Operations



                                                                                                      From
                                                                                                November 24, 1998
                                                             Year Ended October 31,                (Inception)
                                                    ----------------------------------------         through
                                                           2002                 2001            October 31, 2002
                                                    ------------------- -------------------- ----------------------

REVENUES                                            $                 0 $                  0 $                    0
                                                    ------------------- -------------------- ----------------------

OPERATING EXPENSES:
   General and administrative expenses                           21,780                6,504                 37,771
   Legal fees - related party                                         0                    0                  4,000
   Services - related party                                           0                    0                  6,000
                                                    ------------------- -------------------- ----------------------

          Total expenses                                         21,780                6,504                 47,771
                                                    ------------------- -------------------- ----------------------

OTHER INCOME (EXPENSE):
   Interest income                                                4,564                3,091                  7,655
   Interest expense                                                (841)                (668)                (1,509)
                                                    ------------------- -------------------- ----------------------

          Total other income (expense)                            3,723                2,423                  6,146
                                                    ------------------- -------------------- ----------------------

Net loss                                            $           (18,057)$             (4,081)$              (41,625)
                                                    =================== ==================== ======================

Loss per weighted average common share              $             (0.01)$              (0.01)
                                                    =================== ====================

Number of weighted average common shares
outstanding                                                   7,260,822            7,240,000
                                                    =================== ====================





     The accompanying notes are an integral part of the financial statements

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                       Statements of Stockholders' Equity




                                                                                             Deficit
                                                                                           Accumulated
                                                                           Additional       During the         Total
                                             Number of        Common         Paid-In       Development     Stockholders'
                                               Shares         Stock          Capital          Stage           Equity
                                           -------------- -------------- --------------- ---------------- ---------------
BEGINNING BALANCE, November 24, 1998                    0 $            0 $             0 $              0 $             0

 11/98 - founders' shares ($0.001/sh.)          6,000,000          6,000               0                0           6,000
 11/98 - cash ($0.01/sh.)                          40,000             40             360                0             400
 12/98 - cash ($0.01/sh.)                         260,000            260           2,340                0           2,600
  4/99 - cash ($0.05/sh.)                         940,000            940          46,060                0          47,000

Net loss                                                0              0               0          (13,880)        (13,880)
                                           -------------- -------------- --------------- ---------------- ---------------

BALANCE, October 31, 1999                       7,240,000          7,240          48,760          (13,880)         42,120

Net loss                                                0              0               0           (5,607)         (5,607)
                                           -------------- -------------- --------------- ---------------- ---------------

BALANCE, October 31, 2000                       7,240,000          7,240          48,760          (19,487)         36,513

Net loss                                                0              0               0           (4,081)         (4,081)
                                           -------------- -------------- --------------- ---------------- ---------------

BALANCE, October 31, 2001                       7,240,000          7,240          48,760          (23,568)         32,432

08/02 - cash ($1.00/sh.)                          100,000            100          99,900                0         100,000
Net loss                                                0              0               0          (18,057)        (18,057)
                                           -------------- -------------- --------------- ---------------- ---------------

ENDING BALANCE, October 31, 2002                7,340,000 $        7,340 $       148,660 $        (41,625)$       114,375
                                           ============== ============== =============== ================ ===============








     The accompanying notes are an integral part of the financial statements

                                 ImagineNet Corp
                        (A Development Stage Enterprise)
                            Statements of Cash Flows



                                                                                                       From
                                                                                                 November 24, 1998
                                                                  Year Ended October 31,            (Inception)
                                                              -------------------------------         through
                                                                   2002            2001          October 31, 2002
                                                              --------------- ---------------  ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $       (18,057)$        (4,081) $             (41,625)
Adjustments to reconcile net loss to net cash used by
operating activities:
        Stock issued for services                                           0               0                  6,000
Changes in operating assets and liabilities
        (Increase) decrease in interest receivable                     (4,564)         (3,091)                (7,655)
        Increase in prepaid expenses                                   (1,340)              0                 (1,340)
        Increase (decrease) in accounts payable - trade                (1,360)            788                      0
        Increase (decrease) in accounts payable - related party             0               0                      0
        Increase (decrease) in interest payable                           842             668                  1,510
                                                              --------------- ---------------  ---------------------

Net cash used by operating activities                                 (24,479)         (5,716)               (43,110)
                                                              --------------- ---------------  ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Loans to third parties                                        (74,000)        (39,000)              (113,000)
                                                              --------------- ---------------  ---------------------

Net cash used by investing activities                                 (74,000)        (39,000)              (113,000)
                                                              --------------- ---------------  ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of common stock                        100,000               0                150,000
        Repayments of loans from related party                         (6,000)              0                 (6,000)
        Proceeds of loan from related party                             4,000           9,000                 13,000
                                                              --------------- ---------------  ---------------------

Net cash provided by financing activities                              98,000           9,000                157,000
                                                              --------------- ---------------  ---------------------

Net increase (decrease) in cash                                          (479)        (35,716)                   890
                                                              --------------- ---------------  ---------------------

CASH, beginning of period                                               1,369          37,085                      0
                                                              --------------- ---------------  ---------------------

CASH, end of period                                           $           890 $         1,369  $                 890
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

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $18,000, $4,100, $5,600 and $13,900 expiring at October 31, 2022, 2021, 2020 and 2019, respectively. The amount recorded as deferred tax asset as of October 31, 2002

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(3) Income Taxes (Continued) is approximately $6,000, which represents the amount of tax benefit of the loss carry- forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(4) Loans Receivable from Third Parties In December 2000, the Company made two demand loans to third parties amounting to $35,000 and $4,000 at 9% rate of interest. Accrued interest amounted to $5,967 and $682 at October 31, 2002. In the fourth quarter of fiscal 2002, the Company made demand loans to three third parties amounting to $20,000, $50,000 and $4,000 at interest rates of 10% and 12%. Accrued interest amounted to $422, $567 and $17 at October 31, 2002. At the time these loans were made, the Company did not immediately need the cash and the Company could earn a significantly higher return than a bank deposit with a low level of risk.

(5) Loan Payable to Related Party In December 2000, June 2001 and June 2002, the Company borrowed $8,000, $1,000 and $4,000 as a demand loan from a related party. In September 2002, the Company repaid $6,000 of those loans. Accrued interest amounted to $1,510 at October 31, 2002.

(6) Related Parties See Note (2) for shares issued for services. See Note (5) for loans from related parties.

     During the period ended October 31, 1999, a shareholder and general counsel for the Company performed legal services in the amount of $2,764 on behalf of the Company. This amount was paid in the first quarter of fiscal 2000.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

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

Executive Officers and Directors

Set forth below are the names, ages, positions with the Company and business experiences of the executive officers and directors of the Company.


Name                        Age      Position(s) with Company
----                        --       ------------------
Mr. William H. Ragsdale     32       President, Secretary, Chief Executive
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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of common stock and other equity securities of the Company on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, Mr. Ragsdale comprises all of the Company's executive officers, directors and greater than 10% beneficial owners of its common Stock, and has complied with Section 16(a) filing requirements applicable to him during the Company's fiscal year ended October 31, 2002.

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

Item 11. Security Ownership of Certain Beneficial Owners and Managers

The following table sets forth information as of October 31, 2002 regarding the ownership of the Company's common stock by each shareholder known by the Company to be the beneficial owner of more than five percent of its outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.


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
as a Group (one person)
-------------------

(1) Based upon 7,240,000 shares of the Company's Common Stock issued and outstanding as of October 31, 2002.
(2)  Sole Executive officer of the Company.
(3)  Sole Member of the Board of Directors of the Company.

Item 12. Certain Relationships and Related Transactions:

None.

Item 13. Exhibits and Reports on Form 8-K.

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Item 1.           Index to Exhibits
------------      -----------------------------------
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

     (b) No Reports on Form 8-K were filed during the fiscal year ended October 31, 2002, covered by this Annual Report on Form 10-KSB.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ImagineNet Corp.
                               ------------------
                                  (Registrant)



Date: January 14, 2003      By: /s/ William H. Ragsdale
                              --------------------------------------------------
                              William H. Ragsdale,  President, Secretary,
                              Chief Executive Officer and Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



    Date                   Signature                     Title
     ----                    ---------                   -----

January 14, 2003          By:/s/ William H. Ragsdale
                           ---------------------------
                           William H. Ragsdale           President, Secretary,
                                                         Chief Executive Officer
                                                         & Director

                                  CERTIFICATION

I, William H. Ragsdale, certify that:

1. I have reviewed this annual report on Form 10-KSB of ImagineNet Corp.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d- 14) for the registrant and have:

     A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and

     C) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003



/s/ William H. Ragsdale
-----------------------------------------
William H. Ragsdale
Chief Executive Officer (or equivalent)

                                  CERTIFICATION

I, William H. Ragsdale, certify that:

1. I have reviewed this annual report on form 10-KSB of ImagineNet Corp.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d- 14) for the registrant and have:

     A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and

     C) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003

                                    /s/ William H. Ragsdale
                                    -----------------------------------------
                                    William H. Ragsdale
                                    Chief Executive Officer (or equivalent)