Form 10QSB
period 2003-01-31
IMAGINENET CORP
filed 2003-03-19
CIK 1080495

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended: January 31, 2003

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

                    Common Stock, $0.001 par value per share
                     --------------------------------------
                                (Title of class)

Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]       No [_]

As of January 31, 2003, there were 7,340,000 shares of voting stock of the registrant issued and outstanding.

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

Statements of Stockholders' Equity..........................................F-4

Statements of Cash Flows....................................................F-5

Notes to Financial Statement................................................F-6

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                                  Balance Sheet




                                                             January 31, 2003      October 31, 2002
                                                           -------------------- ----------------------
                  ASSETS
CURRENT ASSETS
  Cash                                                     $                353 $                  890
  Loans to third parties                                                123,699                120,655
  Prepaid expenses                                                        1,340                  1,340
                                                           -------------------- ----------------------

          Total current assets                                          125,392                122,885
                                                           -------------------- ----------------------

Total Assets                                               $            125,392 $              122,885
                                                           ==================== ======================

           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable
     Trade                                                 $                  0 $                    0
     Related party note payable                                           8,671                  8,510
                                                           -------------------- ----------------------

          Total current liabilities                                       8,671                  8,510
                                                           -------------------- ----------------------

Total Liabilities                                                         8,671                  8,510
                                                           -------------------- ----------------------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value, authorized 10,000,000
        shares; 0 issued and outstanding                                      0                      0
  Common stock, $0.001 par value, authorized 50,000,000
        shares; 7,240,000 issued and outstanding                          7,340                  7,340
  Additional paid-in capital                                            148,660                148,660
  Deficit accumulated during the development stage                      (39,279)               (41,625)
                                                           -------------------- ----------------------

          Total stockholders' equity                                    116,721                114,375
                                                           -------------------- ----------------------

Total Liabilities and  Stockholders' Equity                $            125,392 $              122,885
                                                           ==================== ======================










     The accompanying notes are an integral part of the financial statements

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                            Statements of Operations
                         Three Months Ended January 31,
                                   (Unaudited)



                                                                                                         From
                                                                                                   November 24, 1998
                                                                                                      (Inception)
                                                                                                        through
                                                                     2003            2002          January 31, 2003
                                                               ---------------- ---------------- ---------------------

REVENUES                                                       $              0 $              0 $                   0
                                                               ---------------- ---------------- ---------------------

OPERATING EXPENSES:
   General and administrative expenses                                      537            3,445                38,308
   Legal fees - related party                                                 0                0                 4,000
   Services - related party                                                   0                0                 6,000
                                                               ---------------- ---------------- ---------------------

          Total expenses                                                    537            3,445                48,308
                                                               ---------------- ---------------- ---------------------

OTHER INCOME (EXPENSE):
   Interest income                                                        3,044              897                10,699
   Interest expense                                                        (161)            (184)               (1,670)
                                                               ---------------- ---------------- ---------------------

          Total other income (expense)                                    2,883              713                 9,029
                                                               ---------------- ---------------- ---------------------

Net income (loss)                                              $          2,346 $         (2,732)$             (39,279)
                                                               ================ ================ =====================

Loss per weighted average common share                         $          (0.01)$         (0.001)
                                                               ================ ================

Number of weighted average common shares outstanding                  7,240,000        7,240,000
                                                               =================================






     The accompanying notes are an integral part of the financial statements

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                       Statements of Stockholders' Equity
                    Period from November 24, 1998 (Inception )
                            through January 31, 2003



                                                                                          Deficit
                                                                                        Accumulated
                                                                        Additional       During the         Total
                                          Number of        Common         Paid-In       Development     Stockholders'
                                            Shares         Stock          Capital          Stage           Equity
                                        -------------- -------------- --------------- ---------------- ---------------
BEGINNING BALANCE, November 24, 1998                 0 $            0 $             0 $              0 $             0

 11/98 - founders' shares ($0.001/sh.)       6,000,000          6,000               0                0           6,000
 11/98 - cash ($0.01/sh.)                       40,000             40             360                0             400
 12/98 - cash ($0.01/sh.)                      260,000            260           2,340                0           2,600
  4/99 - cash ($0.05/sh.)                      940,000            940          46,060                0          47,000

Net loss                                             0              0               0          (13,880)        (13,880)
                                        -------------- -------------- --------------- ---------------- ---------------

BALANCE, October 31, 1999                    7,240,000          7,240          48,760          (13,880)         42,120

Net loss                                             0              0               0           (5,607)         (5,607)
                                        -------------- -------------- --------------- ---------------- ---------------

BALANCE, October 31, 2000                    7,240,000          7,240          48,760          (19,487)         36,513

Net loss                                             0              0               0           (4,081)         (4,081)
                                        -------------- -------------- --------------- ---------------- ---------------

BALANCE, October 31, 2001                    7,240,000          7,240          48,760          (23,568)         32,432

08/02 - cash ($1.00/sh.)                       100,000            100          99,900                0         100,000
Net loss                                             0              0               0          (18,057)        (18,057)
                                        -------------- -------------- --------------- ---------------- ---------------

BALANCE, October 31, 2002                    7,340,000          7,340         148,660          (41,625)        114,375

Net income                                           0              0               0            2,346           2,346
                                        -------------- -------------- --------------- ---------------- ---------------

ENDING BALANCE, January 31, 2003
(unaudited)                                  7,340,000 $        7,340 $       148,660 $        (39,279)$       116,721
                                        ============== ============== =============== ================ ===============





     The accompanying notes are an integral part of the financial statements

                                 ImagineNet Corp
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                         Three Months Ended January 31,
                                   (Unaudited)



                                                                                                       From
                                                                                                 November 24, 1998
                                                                                                    (Inception)
                                                                                                      through
                                                                   2003            2002          January 31, 2003
                                                              --------------- ---------------  ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                             $         2,346 $        (2,732) $             (39,279)
Adjustments to reconcile net loss to net cash used by
operating activities:
        Stock issued for services                                           0               0                  6,000
Changes in operating assets and liabilities
        (Increase) decrease in interest receivable                     (3,044)           (897)               (10,699)
        Increase in prepaid expenses                                        0               0                 (1,340)
        Increase (decrease) in accounts payable - trade                     0           3,300                      0
        Increase (decrease) in accounts payable - related party             0               0                      0
        Increase (decrease) in interest payable                           161             185                  1,671
                                                              --------------- ---------------  ---------------------

Net cash used by operating activities                                    (537)           (144)               (43,647)
                                                              --------------- ---------------  ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Loans to third parties                                              0               0               (113,000)
                                                              --------------- ---------------  ---------------------

Net cash used by investing activities                                       0               0               (113,000)
                                                              --------------- ---------------  ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of common stock                              0               0                150,000
        Repayments of loans from related party                              0               0                 (6,000)
        Proceeds of loan from related party                                 0               0                 13,000
                                                              --------------- ---------------  ---------------------

Net cash provided by financing activities                                   0               0                157,000
                                                              --------------- ---------------  ---------------------

Net increase (decrease) in cash                                          (537)           (144)                   353
                                                              --------------- ---------------  ---------------------

CASH, beginning of period                                                 890           1,369                      0
                                                              --------------- ---------------  ---------------------

CASH, end of period                                           $           353 $         1,225  $                 353
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

     f) Interim financial information The financial statements for the three months ended January 31, 2003 and 2002 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.001 par value common stock, and 10,000,000 shares of $0.001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 7,340,000 shares of common stock issued and outstanding at January 31, 2003. The Company had issued none of its shares of preferred stock at January 31, 2003. On November 24, 1998, the Company issued 6,000,000 shares of common stock to its founder and President for services rendered in connection with the organization of the Company. During the period ended July 1999, the Company issued 1,240,000 shares of common stock for $50,000 in cash.

     In August 2002, the Company received $100,000 in exchange for 100,000 shares of the Company's common stock under its SB-1 public offering.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $18,000, $4,100, $5,600 and $13,900 expiring at October 31, 2022, 2021, 2020 and 2019, respectively. The amount recorded as deferred tax asset as of January 31, 2003 is approximately $6,000, which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

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

(5) Loan Payable to Related Party In December 2000, June 2001 and June 2002, the Company borrowed $8,000, $1,000 and $4,000 as a demand loan from a related party. In September 2002, the Company repaid $6,000 of those loans. Accrued interest amounted to $1,510 at January 31, 2003.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

Since inception, we have conducted no business operations except for organizational, capital- raising and market research activities. For the period from inception through January 31, 2003, we have had no revenue from operations and accumulated operating expenses amounted to $48,308. These operating expenses are related to start up, legal and organizational expenses. We propose to sell musical instruments and related devices to the public via the Internet.

We have approximately $353 in cash currently in the bank and a demand loan receivable of $123,699 and feel that this will meet our specific cash requirements for the next 3 to 9 months. In addition, we have completed a majority of the start-up organizational, fund-raising and research activities necessary to position us to start the next level of our business. We do not foresee the incurring of additional losses at this point. However, we must successfully complete the current offering of securities, the finalization of the design and implementation of our website, the establishment of binding agreements with musical instrument and accessory providers and their drop shipment partners culminating with the hiring of our controller followed by the hiring of an Internet- experienced chief executive officer.

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

Financial Condition, Capital Resources and Liquidity

At January 31, 2003 the Company had assets totaling $125,392 and liabilities of $8,671 attributable to a short term, related party, note payable and professional fees. Since the Company's inception, it has received $150,000 in cash contributed as consideration for the issuance of shares of common stock, with the recent subscription in the amount of $100,000 in August 2002.

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

Net Operating Losses

The Company has net operating loss carry-forwards for income tax purposes of approximately $18,000, $4,100, $5,600 and $13,900 expiring at October 31, 2022,
2021, 2020 and 2019, respectively. The company has an approximate $6,000 deferred tax asset resulting from the loss carry-forwards, for which it has established a 100% valuation allowance. Until the Company's current operations begin to produce earnings, it is unclear as to the ability of the Company to utilize such carry-forwards.

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

None

Item 3. Defaults in Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending January 31, 2003, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

     (b) No Reports on Form 8-K were filed during the quarter ended January 31, 2003

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                ImagineNet Corp.
                           -------------------------
                                  (Registrant)





Date: March 18, 2003       By:/s/ William H. Ragsdale
                              -------------------------
                              William H. Ragsdale
                              President

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

Date: March 18, 2003






/s/ William H. Ragsdale
---------------------------------------------
William Ragsdale
Chief Executive Officer (or equivalent thereof)

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

Date:  March 18, 2003





/s/ William H. Ragsdale
---------------------------------------------
William Ragsdale
Chief Financial Officer (or equivalent thereof)