Form 10QSB
period 2003-04-30
IMAGINENET CORP
filed 2003-06-24
CIK 1080495

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: April 30, 2003

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

                    Common Stock, $0.001 par value per share
                          ---------------------------
                                (Title of class)

Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]       No [_]

As of April 30, 2003, there were 7,340,000 shares of voting stock of the registrant issued and outstanding.

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

Statements of Stockholders' Equity..........................................F-4

Statements of Cash Flows....................................................F-5

Notes to Financial Statement................................................F-6

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                                  Balance Sheet




                                                                   April 30, 2003    October 31, 2002
                                                                 ----------------- -------------------
                                       ASSETS
CURRENT ASSETS
  Cash                                                           $             308 $               890
  Loans to third parties                                                   126,149             120,655
  Prepaid expenses                                                             840               1,340
                                                                 ----------------- -------------------

          Total current assets                                             127,297             122,885
                                                                 ----------------- -------------------

Total Assets                                                     $         127,297 $           122,885
                                                                 ================= ===================

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable
     Trade                                                       $               0 $                 0
     Related party note payable                                              8,827               8,510
                                                                 ----------------- -------------------

          Total current liabilities                                          8,827               8,510
                                                                 ----------------- -------------------

Total Liabilities                                                            8,827               8,510
                                                                 ----------------- -------------------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value, authorized 10,000,000
     shares; 0 issued and outstanding                                            0                   0
  Common stock, $0.001 par value, authorized 50,000,000 shares;
      7,340,000 issued and outstanding                                       7,340               7,340
  Additional paid-in capital                                               148,660             148,660
  Deficit accumulated during the development stage                         (37,530)            (41,625)
                                                                 ----------------- -------------------

          Total stockholders' equity                                       118,470             114,375
                                                                 ----------------- -------------------

Total Liabilities and  Stockholders' Equity                      $         127,297 $           122,885
                                                                 ================= ===================










     The accompanying notes are an integral part of the financial statements

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)



                                                                                                                    From
                                                        Three Months Ended             Six Months Ended       November 24, 1998
                                                             April 30,                    April 30,              (Inception)
                                                    --------------------------- -----------------------------      through
                                                         2003          2002          2003           2002        April 30, 2003
                                                    -------------- ------------ -------------- -------------- -----------------
REVENUES                                            $            0 $          0 $            0 $            0 $               0
                                                    -------------- ------------ -------------- -------------- -----------------

OPERATING EXPENSES:
   General and administrative expenses                         545          548          1,082          3,993            38,902
   Legal fees - related party                                    0            0              0              0             4,000
   Services - related party                                      0            0              0              0             6,000
                                                    -------------- ------------ -------------- -------------- -----------------

          Total expenses                                       545          548          1,082          3,993            48,902
                                                    -------------- ------------ -------------- -------------- -----------------

OTHER INCOME (EXPENSE):
   Interest income                                           2,500          868          5,494          1,765            13,199
   Interest expense                                           (157)        (178)          (317)          (362)           (1,827)
                                                    -------------- ------------ -------------- -------------- -----------------

          Total other income (expense)                       2,343          690          5,177          1,403            11,372
                                                    -------------- ------------ -------------- -------------- -----------------

Net income (loss)                                   $        1,798 $        142 $        4,095 $       (2,590)$         (37,530)
                                                    ============== ============ ============== ============== =================

Income (loss) per weighted average common share     $        0.01  $     (0.01) $        0.01  $    (0.001)
                                                    ============== ============ ============== ==============

Number of weighted average common shares
outstanding                                              7,340,000    7,340,000      7,340,000      7,340,000
                                                    ============== ============ ============== ==============











     The accompanying notes are an integral part of the financial statements

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                           Statements of Stockholders'
                      Equity Period from November 24, 1998
                      (Inception) through January 31, 2003



                                                                                              Deficit
                                                                                            Accumulated
                                                                             Additional     During the         Total
                                         Number of          Common             Paid-In      Development    Stockholders'
                                           Shares            Stock             Capital         Stage           Equity
                                        ------------ -----------------  ----------------- --------------- ---------------
BEGINNING BALANCE, November 24, 1998               0 $               0  $               0 $             0 $             0

 11/98 - founders' shares ($0.001/sh.)     6,000,000             6,000                  0               0           6,000
 11/98 - cash ($0.01/sh.)                     40,000                40                360               0             400
 12/98 - cash ($0.01/sh.)                    260,000               260              2,340               0           2,600
  4/99 - cash ($0.05/sh.)                    940,000               940             46,060               0          47,000

Net loss                                           0                 0                  0         (13,880)        (13,880)
                                        ------------ -----------------  ----------------- --------------- ---------------

BALANCE, October 31, 1999                  7,240,000             7,240             48,760         (13,880)         42,120

Net loss                                           0                 0                  0          (5,607)         (5,607)
                                        ------------ -----------------  ----------------- --------------- ---------------

BALANCE, October 31, 2000                  7,240,000             7,240             48,760         (19,487)         36,513

Net loss                                           0                 0                  0          (4,081)         (4,081)
                                        ------------ -----------------  ----------------- --------------- ---------------

BALANCE, October 31, 2001                  7,240,000             7,240             48,760         (23,568)         32,432

08/02 - cash ($1.00/sh.)                     100,000               100             99,900               0         100,000
Net loss                                           0                 0                  0         (18,057)        (18,057)
                                        ------------ -----------------  ----------------- --------------- ---------------

BALANCE, October 31, 2002                  7,340,000             7,340            148,660         (41,625)        114,375

Net income                                         0                 0                  0           4,095           4,095
                                        ------------ -----------------  ----------------- --------------- ---------------

ENDING BALANCE, April 30, 2003
(unaudited)                                7,340,000 $           7,340  $         148,660 $       (37,530)$       118,470
                                        ============ =================  ================= =============== ===============








     The accompanying notes are an integral part of the financial statements

                                 ImagineNet Corp
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                          Three Months Ended April 30,
                                   (Unaudited)



                                                                                                         From
                                                                                                    November 24, 1998
                                                                                                       (Inception)
                                                                                                         through
                                                                             2003          2002      April 30, 2003
                                                                        ------------- ------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                       $       4,095 $     (3,517) $         (37,530)
Adjustments to reconcile net loss to net cash used by
operating activities:
        Stock issued for services                                                   0            0              6,000
Changes in operating assets and liabilities
        (Increase) decrease in interest receivable                             (5,494)      (1,297)           (13,199)
        Increase in prepaid expenses                                              500            0               (840)
        Increase (decrease) in accounts payable - trade                             0          (72)                 0
        Increase (decrease) in accounts payable - related party                     0            0                  0
        Increase (decrease) in interest payable                                   317          265              1,877
                                                                        ------------- ------------  -----------------

Net cash used by operating activities                                            (582)      (4,621)           (43,692)
                                                                        ------------- ------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Loans to third parties                                                      0      (39,000)          (113,000)
                                                                        ------------- ------------  -----------------

Net cash used by investing activities                                               0      (39,000)          (113,000)
                                                                        ------------- ------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of common stock                                      0            0            150,000
        Repayments of loans from related party                                      0            0             (6,000)
        Proceeds of loan from related party                                         0        8,000             13,000
                                                                        ------------- ------------  -----------------

Net cash provided by financing activities                                           0        8,000            157,000
                                                                        ------------- ------------  -----------------

Net increase (decrease) in cash                                                  (582)     (35,621)               308
                                                                        ------------- ------------  -----------------

CASH, beginning of period                                                         890       37,085                  0
                                                                        ------------- ------------  -----------------

CASH, end of period                                                     $         308 $      1,464  $             308
                                                                        ============= ============  =================













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

     c) Netincome (loss) per share Basic and diluted loss per weighted average common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has no dilutive or anti-dilutive securities outstanding.

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

     f) Interim financial information The financial statements for the six months ended April 30, 2003 and 2002 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

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

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $18,000, $4,100, $5,600 and $13,900 expiring at October 31, 2022, 2021, 2020 and 2019, respectively. The amount recorded as deferred tax asset as of April 30, 2003 is approximately $6,000, which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

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

(5) Loan Payable to Related Party In December 2000, June 2001 and June 2002, the Company borrowed $8,000, $1,000 and $4,000 as a demand loan from a related party. In September 2002, the Company repaid $6,000 of those loans. Accrued interest amounted to $1,827 at April 30, 2003.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

Since inception, we have conducted no business operations except for organizational, capital-raising and market research activities. For the period from inception through April 30, 2003, we have had no revenue from operations and accumulated operating expenses amounted to $48,902. These operating expenses are related to start up, legal and organizational expenses. We propose to sell musical instruments and related devices to the public via the Internet.

We have approximately $308 in cash currently in the bank and a demand loan receivable of $126,149 and feel that this will meet our specific cash requirements for the next 3 to 9 months. In addition, we have completed a majority of the start-up organizational, fund-raising and research activities necessary to position us to start the next level of our business. We do not foresee the incurring of additional losses at this point. However, we must successfully complete the current offering of securities, the finalization of the design and implementation of our website, the establishment of binding agreements with musical instrument and accessory providers and their drop shipment partners culminating with the hiring of our controller followed by the hiring of an Internet-experienced chief executive officer.

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

Financial Condition, Capital Resources and Liquidity

At April 30, 2003 the Company had assets totaling $127,297 and liabilities of $8,827 attributable to a short term, related party, note payable and professional fees. Since the Company's inception, it has received $150,000 in cash contributed as consideration for the issuance of shares of common stock, with the subscription in the amount of $100,000 in August 2002.

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

None

Item 3. Defaults in Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending April 30, 2003, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

(b) No Reports on Form 8-K were filed during the quarter ended April 30, 2003

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ImagineNet Corp.
                                  (Registrant)

Date: June 24, 2003       By:/s/ William H. Ragsdale
                              -------------------------
                              William H. Ragsdale
                              President

                                 CERTIFICATIONS

I, William Ragsdale, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of ImagineNet Corp.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d- 14) for the registrant and have:

     A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and
     C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 24, 2003

/s/ William H. Ragsdale
---------------------------------------------
William Ragsdale
Chief Executive Officer (or equivalent thereof)

I, William Ragsdale, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of ImagineNet Corp.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d- 14) for the registrant and have:

     A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and
     C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 24, 2003

/s/ William H. Ragsdale
---------------------------------------------
William Ragsdale
Chief Financial Officer (or equivalent thereof)