Form 10QSB
period 2003-07-31
IMAGINENET CORP
filed 2003-09-09
CIK 1080495

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: July 31, 2003

Commission file no.: 000-28907

                                ImagineNet Corp.
                -------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Nevada                                           65-0878035
------------------------------------        ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

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

                    Common Stock, $0.001 par value per share
                       ----------------------------------
                                (Title of class)

Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]       No [_]


As of July 31, 2003, there were 7,340,000 shares of voting stock of the registrant issued and outstanding.

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

Statements of Stockholders' Equity...........................................F-4

Statements of Cash Flows.....................................................F-5

Notes to Financial Statement.................................................F-6

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                                  Balance Sheet




                                                                                 July 31, 2003   October 31, 2002
                                                                                --------------- ----------------
                                       ASSETS
CURRENT ASSETS
  Cash                                                                          $         5,312 $            890
  Loans to third parties                                                                123,266          120,655
  Prepaid expenses                                                                          340            1,340
                                                                                --------------- ----------------

          Total current assets                                                          128,918          122,885
                                                                                --------------- ----------------

Total Assets                                                                    $       128,918 $        122,885
                                                                                =============== ================

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable
     Trade                                                                      $             0 $              0
     Related party note payable                                                           8,987            8,510
                                                                                --------------- ----------------

          Total current liabilities                                                       8,987            8,510
                                                                                --------------- ----------------

Total Liabilities                                                                         8,987            8,510
                                                                                --------------- ----------------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value, authorized 10,000,000 shares;
      0 issued and outstanding                                                                0                0
  Common stock, $0.001 par value, authorized 50,000,000 shares;
      7,340,000 issued and outstanding                                                    7,340            7,340
  Additional paid-in capital                                                            148,660          148,660
  Deficit accumulated during the development stage                                      (36,069)         (41,625)
                                                                                --------------- ----------------

          Total stockholders' equity                                                    119,931          114,375
                                                                                --------------- ----------------

Total Liabilities and  Stockholders' Equity                                     $       128,918 $        122,885
                                                                                =============== ================







     The accompanying notes are an integral part of the financial statements

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)



                                                                                                              From
                                                    Three Months Ended            Nine Months Ended        November 24, 1998
                                                         July 31,                      July 31,             (Inception)
                                                --------------------------- ---------------------------       through
                                                     2003          2002          2003           2002       July 31, 2003
                                                -------------- ------------ -------------- --------------- --------------
REVENUES                                        $            0 $          0 $            0 $             0 $            0
                                                -------------- ------------ -------------- --------------- --------------

OPERATING EXPENSES:
   General and administrative expenses                   1,916          660          2,998           4,653         40,818
   Legal fees - related party                                0            0              0               0          4,000
   Services - related party                                  0            0              0               0          6,000
                                                -------------- ------------ -------------- --------------- --------------

          Total expenses                                 1,916          660          2,998           4,653         50,818
                                                -------------- ------------ -------------- --------------- --------------

OTHER INCOME (EXPENSE):
   Interest income                                       3,538          897          9,032           2,662         16,737
   Interest expense                                       (161)        (264)          (478)           (626)        (1,988)
                                                -------------- ------------ -------------- --------------- --------------

          Total other income (expense)                   3,377          633          8,554           2,036         14,749
                                                -------------- ------------ -------------- --------------- --------------

Net income (loss)                               $        1,461 $        (27)$        5,556 $        (2,617)$      (36,069)
                                                ============== ============ ============== =============== ==============

Income (loss) per weighted average common share $         0.01 $      (0.01)$         0.01 $         (0.01)
                                                ============== ============ ============== ===============

Number of weighted average common shares
outstanding                                          7,340,000    7,340,000      7,340,000       7,340,000
                                                ============== ============ ============== ===============












     The accompanying notes are an integral part of the financial statements

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                       Statements of Stockholders' Equity



                                                                                          Deficit
                                                                                        Accumulated
                                                                             Additional  During the        Total
                                             Number of       Common            Paid-In   Development   Stockholders'
                                               Shares         Stock            Capital      Stage          Equity
                                            -------------- --------------  ------------ -------------- --------------
BEGINNING BALANCE, November 24, 1998                     0 $            0  $          0 $            0 $            0

 11/98 - founders' shares ($0.001/sh.)           6,000,000          6,000             0              0          6,000
 11/98 - cash ($0.01/sh.)                           40,000             40           360              0            400
 12/98 - cash ($0.01/sh.)                          260,000            260         2,340              0          2,600
  4/99 - cash ($0.05/sh.)                          940,000            940        46,060              0         47,000

Net loss                                                 0              0             0        (13,880)       (13,880)
                                            -------------- --------------  ------------ -------------- --------------

BALANCE, October 31, 1999                        7,240,000          7,240        48,760        (13,880)        42,120

Net loss                                                 0              0             0         (5,607)        (5,607)
                                            -------------- --------------  ------------ -------------- --------------

BALANCE, October 31, 2000                        7,240,000          7,240        48,760        (19,487)        36,513

Net loss                                                 0              0             0         (4,081)        (4,081)
                                            -------------- --------------  ------------ -------------- --------------

BALANCE, October 31, 2001                        7,240,000          7,240        48,760        (23,568)        32,432

08/02 - cash ($1.00/sh.)                           100,000            100        99,900              0        100,000
Net loss                                                 0              0             0        (18,057)       (18,057)
                                            -------------- --------------  ------------ -------------- --------------

BALANCE, October 31, 2002                        7,340,000          7,340       148,660        (41,625)       114,375

Net income                                               0              0             0          5,556          5,556
                                            -------------- --------------  ------------ -------------- --------------

ENDING BALANCE,   July 31, 2003
(unaudited)                                      7,340,000 $        7,340  $    148,660 $      (36,069)$      119,931
                                            ============== ==============  ============ ============== ==============







     The accompanying notes are an integral part of the financial statements

                                 ImagineNet Corp
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                           Nine Months Ended July 31,
                                   (Unaudited)



                                                                                                      From
                                                                                                November 24, 1998
                                                                                                  (Inception)
                                                                                                    through
                                                                      2003           2002        July 31, 2003
                                                                  ------------- -------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                 $       5,556 $      (2,617) $          (37,530)
Adjustments to reconcile net loss to net cash used by
operating activities:
        Stock issued for services                                             0             0               6,000
Changes in operating assets and liabilities
        (Increase) decrease in interest receivable                       (9,032)       (2,662)            (13,199)
        Increase in prepaid expenses                                      1,000             0                (840)
        Increase (decrease) in accounts payable - trade                       0          (700)                  0
        Increase (decrease) in accounts payable - related party               0             0                   0
        Increase (decrease) in interest payable                             478           627               1,877
                                                                  ------------- -------------  ------------------

Net cash used by operating activities                                    (1,998)       (5,352)            (43,692)
                                                                  ------------- -------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Loans to third parties                                            6,421             0            (113,000)
                                                                  ------------- -------------  ------------------

Net cash used by investing activities                                     6,421             0            (113,000)
                                                                  ------------- -------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of common stock                                0             0             150,000
        Repayments of loans from related party                                0             0              (6,000)
        Proceeds of loan from related party                                   0         4,000              13,000
                                                                  ------------- -------------  ------------------

Net cash provided by financing activities                                     0         4,000             157,000
                                                                  ------------- -------------  ------------------

Net increase (decrease) in cash                                           4,423        (1,352)                308
                                                                  ------------- -------------  ------------------

CASH, beginning of period                                                   890         1,369                   0
                                                                  ------------- -------------  ------------------

CASH, end of period                                               $       5,313 $          17  $              308
                                                                  ============= =============  ==================






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

     f) Interim financial information The financial statements for the six months ended July 31, 2003 and 2002 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

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

                                ImagineNet Corp.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $18,000, $4,100, $5,600 and $13,900 expiring at October 31, 2022, 2021, 2020 and 2019, respectively. The amount recorded as deferred tax asset as of July 31, 2003 is approximately $6,000, which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

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

(5) Loan Payable to Related Party In December 2000, June 2001 and June 2002, the Company borrowed $8,000, $1,000 and $4,000 as a demand loan from a related party. In September 2002, the Company repaid $6,000 of those loans. Accrued interest amounted to $1,988 at July 31, 2003.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

Since inception, we have conducted no business operations except for organizational, capital-raising and market research activities. For the period from inception through July 31, 2003, we have had no revenue from operations and accumulated operating expenses amounted to $50,818. These operating expenses are related to start up, legal and organizational expenses. We propose to sell musical instruments and related devices to the public via the Internet.

We have approximately $5,312 in cash currently in the bank and a demand loan receivable of $123,266 and feel that this will meet our specific cash requirements for the next 3 to 9 months. In addition, we have completed a majority of the start-up organizational, fund-raising and research activities necessary to position us to start the next level of our business. We do not foresee the incurring of additional losses at this point. However, we must successfully complete the current offering of securities, the finalization of the design and implementation of our website, the establishment of binding agreements with musical instrument and accessory providers and their drop shipment partners culminating with the hiring of our controller followed by the hiring of an Internet-experienced chief executive officer.

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

Financial Condition, Capital Resources and Liquidity

At July 31, 2003 the Company had assets totaling $128,918 and liabilities of $8,987 attributable to a short term, related party, note payable and professional fees. Since the Company's inception, it has received $150,000 in cash contributed as consideration for the issuance of shares of common stock, with the subscription in the amount of $100,000 in August 2002.

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

None

Item 3. Defaults in Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending July 31, 2003, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

None.

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

31.1      *       Section 302 Certification by Chief Executive Officer

31.2      *       Section 302 Certification by Chief Financial Officer

32.1      *       Sarbanes-Oxley Certification by Chief Executive Officer.

32.2      *       Sarbanes-Oxley Certification by Chief Financial Officer.
---------------------------------

[1] Previously filed with the Company's Registration Statement on Form 10SB filed January 14, 2000.
[2] Previously filed with the Company's Registration Statement on Form SB-1 filed November 21, 2000.
[3] Previously filed with the Company's amended Registration Statement on Form SB-1 filed October 11, 2001.
*    Filed herewith

(b) No Reports on Form 8-K were filed during the quarter ended July 31, 2003.



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ImagineNet Corp.
                              -------------------
                                  (Registrant)



Date: September 9, 2003      By:/s/ William H. Ragsdale
                             -------------------------
                             William H. Ragsdale
                             President